Form 10QSB
period 2006-05-31
Alpine Resources CORP
filed 2006-08-21
CIK 1366899

===================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2006

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 333-135201

ALPINE RESOURCES CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	98-0491170
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

938 Howe Street
Suite 807
Vancouver, British Columbia V6Z 2X4
(Address of principal executive offices, including zip code.)

(604) 781-0221
(Registrant's telephone number, including area code)

The Company is a Shell company:     Yes [   ]     No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of August 10, 2006, the Company had 5,000,000 shares of common stock outstanding.

=====================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Alpine Resources Corporation
(An Exploration Stage Company)
(Unaudited)

May 31, 2006

Alpine Resources Corporation
(An Exploration Stage Company)
Balance Sheet
(Expressed in US dollars)
(Unaudited)

	May 31, 2006	February, 28 2006

ASSETS

Current Assets

Cash	$1	$19

Total Assets	$1	$19

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accrued liabilities	$0	$3,000
Due to related parties	15,083	12,040

Total Liabilities	15,083	15,040

Stockholders' Deficit

Common Stock, 100,000,000 shares authorized, $0.00001 par value 5,000,000 shares issued and outstanding	50	50

Additional Paid-in Capital	10,500	8,250

Deficit Accumulated During the Exploration Stage	(25,632)	(23,321)

Total Stockholders' Deficit	(15,082)	(15,021)

Total Liabilities and Stockholders' Deficit	$1	$19

      Commitment (Note 6)

(The Accompanying Notes are an Integral Part of These Financial Statements)

Alpine Resources Corporation
(An Exploration Stage Company)
Statement of Operations
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended	Accumulated From
	May 31,2006	March 23, 2005 (Inception) to May 31, 2006

Revenue	$-	$-

Expenses

General and administrative	61	382
Contributed rent expense	750	3,500
Consulting services contributed by directors	1500	7,000
Accounting and legal	-	13,000
Mineral property costs	-	1,750

Total Expenses	2,311	25,632

Net Loss	$(2,311)	($25,632)

Net Loss Per Common Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding	5,000,000	5,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Alpine Resources Corporation
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended	Accumulated from
	May 31,2006	March 23, 2005 (Inception) to May 31, 2006

Operating Activities

Net loss	$(2,311)	$(25,632)

Adjustments to reconcile net loss to cash:
Contributed rent and consulting services	2,250	10,500

Change in non-cash operating work capital items:

(Decrease) in accrued liabilities	(3,000)	-
Increase in due to related parties	3,043	15,083

Net Cash (Used in) Operating Activities	(18)	(49)

Financing Activities

Advances from a related party	-	-
Proceeds from the sale of common stock	-	50

Net Cash Flows Provided by Financing Activities	-	50

(Decrease) Increase in Cash	(18)	1

Cash - Beginning of Period	19	-

Cash - End of Period	$1	$1

      Supplemental Disclosure of Cash Flow Information
      Cash paid during the period for :

Interest                                                                                    $-

Incom taxes                                                                             $-

(The Accompanying Notes are an Integral Part of These Financial Statements)

Alpine Resources Corporation
(An Exploration Stage Company)
Statement of Stockholder's Deficit
From March 23, 2005 to May 31, 2006
(Expressed in US dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common		Paid-in	Exploration
	Stock	Amount	Capital	Stage	Total
	#

Balance - March 23, 2005 (Inception)	-	$-	$-	$-	$-

Issuance of common stock for cash at $0.00001 per share	5,000,000	50			50

Contributed rent and consulting services	-	-	8,250	-	8,250

Net loss	-	-	-	(23,321)	(23,321)

Balance - February 28, 2006	5,000,000	50	8,250	(23,321)	(15,021)

Contributed rent and consulting services	-	-	2,250	-	2,250

Net loss	-	-	-	(2,311)	(2,311)

Balance - May 31, 2006	5,000,000	$50	$10,500	$(25,632)	$(15,082)

(The Accompanying Notes are an Integral Part of These Financial Statements)

1.     Nature and Continuance of Operations

Alpine Resources Corporation ("Company") was incorporated in the State of Nevada on March 23, 2005. The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board ("FASB") Statement No.7 and Securities and Exchange Commission ("SEC") Industry Guide 7. The Company's principal business is the acquisition and exploration of mineral resources in Canada. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As at May 31, 2006, the Company has a working capital deficiency, has not generated revenues and has accumulated losses of $25,632 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission to offer up to 2,000,000 common shares at a price of $0.10 per share for maximum proceeds of $200,000 to the Company.

2.       Summary of Significant Accounting Policies

a)       Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is February 28.

b)       Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)       Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

d)       Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)       Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. Cash consists of cash on deposit with a high quality major financial institution and to date, has not experienced any losses on any of its balances.

(The Accompanying Notes are an Integral Part of These Financial Statements)

2.       Summary of Significant Accounting Policies (continued)

f)       Mineral Property Costs

The Company has been in the exploration stage since its formation on March 23, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

g)       Financial Instruments

Financial instruments, which include cash, accrued liabilities and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

h)       Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

i)       Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

j)       Recent Accounting Pronouncements

In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principles and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

(The Accompanying Notes are an Integral Part of These Financial Statements)

2.       Summary of Significant Accounting Policies (continued)

j)       Recent Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

3.       Mineral Properties

On March 23, 2005 the Company acquired a 100% interest in one-24 unit mineral claims in the Nanaimo Mining Division, British Columbia, Canada, in consideration for $1,750. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company.

4.       Related Party Balances/Transactions

a)       During the quarter ended May 31, 2006, the Company recognized a total of $1,500 for donated consulting services at $500 per month and, $750 for donated rent at $250 per month, for contributed rent, provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

b)       On May 31, 2006, the Company owed the President and Director of the Company $15,083 for expenses paid on behalf of the Company and for cash advances. This amount is unsecured, non interest bearing, and has no specific terms for repayment.

c)       On February 28, 2006, the Company entered into a trust agreement with the President of the Company. Refer to Note 3.

5.       Common Stock

On March 23, 2005, the Company issued 5,000,000 common founder shares to the President of the Company at a price of $0.00001 per share for cash proceeds of $50.

6.       Commitment

The Company has paid $10,000 in legal fees relating to the preparation of an SB-2 Registration Statement and is obligated to pay an additional $10,000 in legal fees once the SB-2 Registration Statement has been declared effective.

(The Accompanying Notes are an Integral Part of These Financial Statements)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This section of this report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Plan of Operation

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in Alpine Resources. We must raise cash to implement our project and stay in business. If we raise the minimum amount of money in our public offering, we believe it will last twelve months.

We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this report. We are not going to buy or sell any plant or significant equipment during the next twelve months.

The property is located within the east-central area of Vancouver Island, British Columbia, Canada, approximately 55 miles northwest of Vancouver, near Coombs in the French Creek drainage The property is in the Naniamo Mining Division. The town of Coombs lies 4 miles to the north of the Property, Parksville, and the junction of Highways 4 and 19 (the "Island Highway") is located 12 miles to the east, Naniamo is located 22 miles to the south east. A network of secondary gravel roads and trails provide good access to most parts of the property. No improvements are required for exploration activities.

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cant raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in this offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Lloyd Brewer and a physical examination of the property by Mr. Huculak, our president and director. The cost of staking the claim was included in the $1,750 paid to Mr. Brewer. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a samples of earth. Mr. Huculak, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Huculak will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this report. We will only make the selections in the event we raise the minimum amount of this offering.

We estimate the cost of drilling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in this offering. If we raise the minimum amount of money, we will drill approximately 2,000 linear feet or 8 holes to depth of 300 feet. Assuming that we raise the maximum amount of money, we will drill approximately 7,000 linear feet, or up to 28 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 28 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity 90 days after the completion of our public offering, weather permitting.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct into the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from this offering will allow us to operate for one year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from this offering. We cannot guarantee that we will be able to raise enough money through this offering to stay in business. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from this offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our sole officer or others.

We have discussed this matter with our sole officer and director and Mr. Huculak has agreed to advance funds as needed until the public offering is completed or failed and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. The foregoing agreement is oral, there is nothing in writing to evidence the same. While Mr. Huculak has agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for the same. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Whether we raise the minimum amount or maximum amount, it will last a year. Other than as described in this paragraph, we have no other financing plans.

We acquired one property containing twenty four mineral claim units. The property is staked and we will begin our exploration plan upon completion of this offering. We expect to start exploration operations within 90 days of completing this offering. As of the date of this report we have yet to being operations and therefore we have yet to generate any revenues.

Since inception, we have issued 5,000,000 shares of our common stock and received $50.00.

As of the date of this report, we have yet to begin operations and therefore have not generated any revenues.

In March 2005, we issued 5,000,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. The purchase price of the shares was $50.00. This was accounted for as an acquisition of shares. Mir Huculak covered our initial expenses of $13,000 for incorporation, accounting and legal fees and $1,750 for staking all of which was paid directly to our staker, attorney and accountant. The amount owed to Mr. Huculak is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Huculak is oral and there is no written document evidencing the agreement.

As of May 31, 2006, our total assets were $1 and our total liabilities were $15,083.

ITEM 3.     CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On July 10, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-135201, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. As of the date of this report, we have not sold any shares of common stock in our public offering.

ITEM 6.     EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of August, 2006.

ALPINE RESOURCES CORPORATION

BY:	MIR HUCULAK
Mir Huculak, President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer