Form 10QSB
period 2006-08-31
Alpine Resources CORP
filed 2006-10-25
CIK 1366899

============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2006

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

The Company is a Shell company: Yes [   ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

As of October 20, 2006, the Company had 5,529,750 shares of common stock outstanding.

============================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Alpine Resources Corporation
(An Exploration Stage Company)
(Expressed in US dollars)
(Unaudited)

August 31, 2006

Alpine Resources Corporation
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)
(Unaudited)

	August 31,	February 28,
	2006	2006

ASSETS

Current Assets

Cash	$42,919	$19

Total Assets	$42,919	$19

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities

Accrued liabilities	$1,210	$3,000
Due to related parties	15,083	12,040

Total Liabilities	16,293	15,040

Stockholders' Deficiency

Common Stock, 100,000,000 shares authorized, $0.00001 par value
5,000,000 shares issued and outstanding (Feb. 28, 2006 - 5,000,000 shares)	50	50
Share Subscriptions Received	52,930	-

Additional Paid-in Capital	12,750	8,250

Deficit Accumulated During the Exploration Stage	(39,104)	(23,321)

Total Stockholders' Deficit	(26,626)	(15,021)

Total Liabilities and Stockholders' Deficit	$42,919	$19

Commitment (Note 6)

(The Accompanying Notes are an Integral Part of These Financial Statements)

Alpine Resources Corporation
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

					Accumulated
					From
	For the Three Months Ended		For the Six Months Ended		March 23, 2005
	August 31,	August 31,	August 31,	August 31,	(Inception) to
	2006	2005	2006	2005	August 31, 2006

Revenue	$-	$-	$-	$-	$-

Expenses

General and administrative	1,222	6	1,283	6	1,604
Contributed rent expense	750	750	1,500	1,500	4,250
Consulting services contributed by directors	1,500	1,500	3,000	3,000	8,500
Accounting and legal	10,000	-	10,000	-	23,000
Mineral property costs	-	-	-	-	1,750

Total Expenses	13,472	2,256	15,783	4,506	39,104

Net Loss	$(13,472)	$(2,256)	$(15,783)	$(4,506)	($39,104)

Net Loss Per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding	5,000,000	5,000,000	5,000,000	5,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Alpine Resources Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

					Accumulated
					from
	For the Three		For the Six		March 23, 2005
	Months Ended		Months Ended		(Inception) to
	August 31,	August 31,	August 31,	August 31,	Augusts 31,
	2006	2005	2006	2005	2006

Operating Activities

Net loss	$(13,472)	$(2,256)	$(15,783)	$(4,506)	$(39,104)

Adjustments to reconcile net loss to cash:
Contributed rent and consulting services	2,250	2,250	4,500	4,500	12,750

Change in non-cash operating work capital items:

Increase (Decline) in accrued liabilities	1,210	-	(1,790)	-	1,210
Increase in due to related parties	-	-	3,043	-	15,083

Net Cash (Used in) Operating Activities	(10,012)	(6)	(10,030)	(6)	(10,061)

Financing Activities

Advances from a related party	-	-	-	-	-
Proceeds from the sale of common stock	52,930	-	52,930	-	52,980

Net Cash Flows Provided by Financing Activities	52,930	-	52,930	-	52,980

Increase (Decrease) in Cash	42,918	(6)	42,900	(6)	42,919

Cash - Beginning of Period	1	0	19	0	-

Cash - End of Period	$42,919	$(6)	42,919	(6)	$42,919

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-	$-

(The Accompanying Notes are an Integral Part of These Financial Statements)

Alpine Resources Corporation
(An Exploration Stage Company)
Statement of Stockholders' Deficit
From March 23, 2005 (inception) to August 31, 2006
(Expressed in US dollars)
(Unaudited)

					Deficit
					Accumulated
			Share	Additional	During the
	Common Stock		Subscription	Paid-in	Exploration
	#	Amount	Received	Capital	Stage	Total

Balance - March 23, 2005 (Inception)	-	$-	$-	$-	$-	$-

Issuance of common stock for cash at $0.00001 per share	5,000,000	50	-	-	-	50

Contributed rent and consulting services	-	-	-	8,250	-	8,250

Net loss	-	-	-	-	(23,321)	(23,321)

Balance - February 28, 2006	5,000,000	50	-	8,250	(23,321)	$(15,021)

Contributed rent and consulting services	-	-	-	4,500	-	4,500

Share Subscriptions Received	-	-	52,930	-	-	52,930

Net loss	-	-	-	-	(15,783)	(15,783)

Balance - August 31, 2006	5,000,000	$50	$52,930	$12,750	$(39,104)	$26,626

(The Accompanying Notes are an Integral Part of These Financial Statements)

Alpine Resources Cororation
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As at August 31, 2006, the Company has a working capital deficiency, has not generated revenues and has accumulated losses of $39,104 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's Form 10-K for the fiscal year ended February 28, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-K for the fiscal year ended February 28, 2006, has been omitted. The results of operations for the six-month period ended August 31, 2006 are not necessarily indicative of results for the entire year ending February 28, 2006.

The Company has filed an SB-2 Registration Statement with the United States Securities and Exchange Commission offering 529,750 common shares at a price of $0.10 per share for maximum proceeds of $52,930 to the Company.

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

Alpine Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	d)	Mineral Property Costs

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

a)

During the three months ended August 31, 2006, the Company recognized a total of $1,500 for donated consulting services at $500 per month and, $750 for donated rent at $250 per month, for contributed rent, provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

b)

On August 31, 2006, the Company owed the President and Director of the Company $15,083 for expenses paid on behalf of the Company and for cash advances. This amount is unsecured, non interest bearing, and has no specific terms for repayment.

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

7.	Subsequent Event

On September 8th, 2006 the Company issued 529,750 shares of common stock at $0.10 per share pursuant to an SB-2 Registration Statement.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Plan of Operation

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. In September 2006, we raised $52,975 in our public offering of common stock. It should last twelve months.

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

The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in this offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Lloyd Brewer, a physical examination of the property by Mr. Huculak, our president and director and our public offering. The cost of staking the claim was included in the $1,750 paid to Mr. Brewer. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

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

Liquidity and Capital Resources

We acquired the right to conduct exploration activity on one property containing twenty four mineral claim units. The property is staked and we have begun our exploration plan.

We have issued 5,000,000 shares of our common stock and received $50.00.

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

On September 8, 2006, we completed our public offering and raised $52,975.00 by selling 529,750 shares of common stock.

As of August 31, 2006, our total assets were $42,919 and our total liabilities were $16,293.

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

PART II. OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On July 10, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-135201, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. On September 8, 2006, we completed our public offering by selling 529,750 shares of common stock and raising $52,975.00.

ITEM 6.     EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of October, 2006.

ALPINE RESOURCES CORPORATION

BY:	MIR HUCULAK
Mir Huculak, President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer