Form 10QSB
period 2006-11-30
Alpine Resources CORP
filed 2007-01-10
CIK 1366899

=============================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2006

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

(604) 331-2505
(Registrant's telephone number, including area code)

The Company is a Shell company: Yes [X] No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X] No [   ]

As of January 9, 2007, the Company had 5,529,750 shares of common stock outstanding.

==========================================================================================================

PART I

ITEM 1.     INTERIM FINANCIAL STATEMENTS

Alpine Resources Corporation
(An Exploration Stage Company)
(Expressed in US dollars)
(Unaudited)

November 30, 2006

Alpine Resources Corporation
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)
(Unaudited)

	November 30,	February 28,
	2006	2006

ASSETS
Current Assets
Cash	$28,278	$19
Total Assets	$28,278	$19

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accrued liabilities	$821	$3,000
Due to related parties	15,183	12,040
Total Liabilities	16,004	15,040
Stockholders’ Deficiency

Common Stock, 100,000,000 shares authorized, $0.00001 par value
5,529,750 shares issued and outstanding (Feb. 28, 2006 – 5,000,000 shares)	52,980	50
Share Subscriptions Received	-	-

Additional Paid-in Capital	15,000	8,250

Deficit Accumulated During the Exploration Stage	(55,706)	(23,321)
Total Stockholders’ Deficit	(12,274)	(15,021)
Total Liabilities and Stockholders’ Deficit	$28,278	$19

Alpine Resources Corporation
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		Accumulated From
	November 30,	November	November	November 30,	March 23, 2005 (Inception)
	2006	30, 2005	30, 2006	2005	to November 30, 2006

Revenue	$-	$-	$-	$-	$-

Expenses

General and administrative	933	6	2,216	321	2,537
Contributed rent expense	750	750	2,250	1,500	5,000
Consulting services contributed by
directors	1,500	1,500	4,500	4,500	10,000
Accounting and legal	6,419	-	16,419	-	29,419
Mineral property costs	7,000	-	7,000	-	8,750

Total Expenses	16,602	2,256	32,385	4,506	55,706

Net Loss	$(16,602)	$(2,256)	$(32,385)	$(4,506)	$(55,706)

Net Loss Per Common Share – Basic and
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted Average Number of Common
Shares Outstanding	5,529,750	5,000,000	5,529,750	5,000,000

F-2
The Accompanying Notes are an Integral Part of These Financial Statements

Alpine Resources Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

			For the Nine		Accumulated
			Months Ended		from
	For the Three Months Ended
	November 30,	November 30,	November	November	March 23, 2005
	2006	2005	30, 2006	30, 2005	(Inception) to
					November 30,
					2006

Operating Activities
Net loss	$(16,602)	$(2,256)	$(32,385)	$(18,524)	$(55,706)
Adjustments to reconcile net loss to cash:
Contributed rent and consulting services	2,250	2,250	6,750	6,750	15,000
Mineral property costs	7,000		7,000		7,000
Change in non-cash operating work capital items:

Increase (Decline) in accrued liabilities	(389)	-	(2,179)	-	821
Increase in due to related parties	100	-	3,143	11,750	15,183
Net Cash (Used in) Operating Activities	(14,641)	(18)	(24,671)	(24)	(24,702)

Investing Activities
Mineral property costs	(7,000)		(7,000)		(7,000)
Net Cash (Used in) Investing Activities	(7,000)		(7,000)		(7,000)

Financing Activities

Advances from a related party	-	-	-	-	-
Proceeds from the sale of common stock	-	-	52,930	50	52,980
Net Cash Flows Provided by Financing Activities	-	-	52,930	50	52,980

Increase (Decrease) in Cash	(14,641)	( )	28,359	26	28,278
Cash - Beginning of Period	42,919	0	19	(6)	-
Cash - End of Period	$28,278	$(18)	28,278	20	$28,278

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for :

Interest	$-	$-	$-	$-	$-

Income taxes	$-	$-	$-	$-	$-

Alpine Resources Corporation
(An Exploration Stage Company)
Statement of Stockholders’ Deficit
From March 23, 2005 (inception) to November 30, 2006
(Expressed in US dollars)
(Unaudited)

					Deficit
					Accumulated
			Share	Additional	During the
	Common Stock		Subscription	Paid-in	Exploration
	#	Amount	Received	Capital	Stage	Total

Balance – March 23, 2005
(Inception)	–	$–	$–	$–	$–	$–

Issuance of common stock for cash at
$0.00001 per share	5,000,000	50	–	–	–	50

Contributed rent and consulting
services	–	–	–	8,250	–	8,250

Net loss	–	–	–	–	(23,321)	(23,321)

Balance – February 28, 2006	5,000,000	50	–	8,250	(23,321)	$(15,021)

Contributed rent and consulting
services	–	–	–	6,750	–	6,750

Share Subscriptions Received	529,750	52,930	52,930	–	–	52,930

Net loss	–	–	–	–	(32,385)	(32,385)

Balance – November 30, 2006	5,529,750	$52,980	$52,930	$15,000	$(55,706)	$12,274

F-4
The Accompanying Notes are an Integral Part of These Financial Statements

Alpine Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

1.	Nature and Continuance of Operations

Alpine Resources Corporation (“Company”) was incorporated in the State of Nevada on March 23, 2005. The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Statement No.7 and Securities and Exchange Commission (“SEC”) Industry Guide 7. The Company’s principal business is the acquisition and exploration of mineral resources in Canada. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As at November 30, 2006, the Company has a working capital deficiency, has not generated revenues and has accumulated losses of $55,706 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s Form 10-K for the fiscal year ended February 28, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended February 28, 2006, has been omitted. The results of operations for the nine-month period ended November 30, 2006 are not necessarily indicative of results for the entire year ending February 28, 2007.

The Company has filed an SB-2 Registration Statement with the United States Securities and Exchange Commission and completed a public offering of 529,750 common shares at a price of $0.10 per share for maximum proceeds of $52,930 to the Company.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is February 28.

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

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

On September 5th , 2006 Company paid $7,000 US to start a Phase 1-A exploration program on the Copper Creek Project, located in the Coombs area of Vancouver Island, BC.

The Phase 1-A program’s primary goal is to physically locate, geologically map and sample the three zones. This work will also provide verification of previous work. Two prospectors/geologists should spend six days on the property for this step.

The results of the Phase 1-A program, will assist in determining the exact areas that the Phase 1-B program will concentrate on.

4.	Related Party Balances/Transactions

a)

During the three months ended November 30, 2006, the Company recognized a total of $1,500 for donated consulting services at $500 per month and, $750 for donated rent at $250 per month, for contributed rent, provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

b)

On November 30, 2006, the Company owed the President and Director of the Company $15,183 for expenses paid on behalf of the Company and for cash advances. This amount is unsecured, non interest bearing, and has no specific terms for repayment.

	c)	On February 28, 2006, the Company entered into a trust agreement with the President of the Company. Refer to Note 3.

5.	Common Stock

On March 23, 2005, the Company issued 5,000,000 common founder shares to the President of the Company at a price of $0.00001 per share for cash proceeds of $50.

On September 8th, 2006 the Company issued 529,750 shares of common stock at $0.10 per share pursuant to an SB-2 Registration Statement

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. In September 2006, we raised $52,930 in our public offering of common stock. It should last 12 months.

We will be conducting research in the form of exploration of the property. We are not going to buy or sell any plant or significant equipment during the next twelve months.

The property is located within the east-central area of Vancouver Island, British Columbia, Canada, approximately 55 miles northwest of Vancouver, near Coombs in the French Creek drainage The property is in the Nanaimo Mining Division. The town of Coombs lies 4 miles to the north of the Property, Parksville, and the junction of Highways 4 and 19 (the “Island Highway”) is located 12 miles to the east, Nanaimo is located 22 miles to the south east. A network of secondary gravel roads and trails provide good access to most parts of the property. No improvements are required for exploration activities.

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves.   Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.  If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. To our knowledge, the property has never been mined.   Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material.
Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict what that will be until we find mineralized material.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

In September, 2006 we paid $7,000 US to Madman Mining Ltd. to start a Phase 1-A exploration program on the Copper Creek Project, located in the Coombs area of Vancouver Island, BC.

To summarize the project, there are three known mineralized targets within the project area:

■	The 367 Zone - skarn hosted copper and silver has been traced for 2,200 feet.

■	The Adit Zone - copper, silver and gold mineralization occurs within a shear zone.

■	The Cup Zone - copper mineralization is found in discrete veins and veinlettes.

The Phase 1-A program’s primary goal is to physically locate, geologically map and sample the three zones. This work will also provide verification of previous work. Two prospectors/geologists should spend six days on the property for this step.

The results of the Phase 1-A program, will assist in determining the exact areas that the Phase 1-B program will concentrate on.

INITIAL PHASE I-A BUDGET

FOR THE COPPER CREEK PROJECT, COOMBS, BC

Personnel:
Field Geologist	6 days @ $300.00/day	$1,800.00
Prospector/Field Assistant	6 days @ $250.00/day	1,500.00
Field Costs:	0
Field Camp and Supplies	8	man/days	@	$40.00/man/day	640.00
(including camp rental, GPS rental, food,
prospecting and sampling equipment, first aid and
chain saw)
Field Communications	Long Distance charges Motorola 2 way field radios,	100.00
satellite phone charges/costs
Survey Consumables	Sample bags, survey flagging, pickets etc.	200.00
Transportation:	0
Truck Rental	6 days $100.00/day	600.00
ATC Rental	6 days $75.00/day`	450.00
Mob/de-mob	Base - Project - Return (fuel/meals/motel & truck	500.00
mileage charges)
Analytical:	0
Rock/Soil Samples	25 samples @ $24.00/sample (Au+32 element	750.00
ICP)
(budget for ~ 6 over detection limit assays -
additional $15.00/sample)
Office & Engineering:	0
Drafting/Cartography	(including field base map preliminary maps	750.00
detailing geological mapping, sample locations and
results, location of old workings and compilation of
results from previous work on property)
Data Interpretation &	2,000.00
Summary Report
Overhead & Contingency	710.00
and Project Supervision
Total estimate cost of the Phase I exploration program *	$10,000.00

The foregoing is a change in our plan of exploration as disclosed in our SB-2 registration statement.

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

On September 8, 2006, we completed our public offering and raised $52,930 by selling 529,750 shares of common stock.

As of November 30, 2006, our total assets were $28,278 and our total liabilities were $16,004.

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

PART II OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

On July 10, 2006, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-135201, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering.  On September 8, 2006, we completed our public offering and raised $52,930 by selling 529,750 shares of common stock.

Since then we have used the proceeds as follows:

Legal and accounting	$16,419
Stock Transfer	$1,210
General and Administrative	$933
Mineral Property Exploration	$7,000
Total	$25,562

This represents a deviation in the use of proceeds as set forth in our SB-2 registration statement in that we used proceeds mainly to pay for the Company’s Phase 1-A exploration program, legal expenses and auditors’ fees.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of January, 2006.

ALPINE RESOURCES CORPORATION

BY: MIR HUCULAK
Mir Huculak, President, Principal Executive
Officer, Treasurer, Principal Financial Officer, and
Principal Accounting Officer