Form 10KSB
period 2007-02-28
AMERICAN URANIUM CORP
filed 2007-05-29
CIK 1366899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-135201

AMERICAN URANIUM CORPORATION
(Name of small business issuer in its charter)

Nevada	98-0491170
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

5 Locust Road, Orleans MA	02653
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (508) 240-1259

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.00001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer's revenues for its most recent fiscal year. Nil

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).
Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

26,487,500 common shares @ $1.675 (1) = $44,366,562.50

(1) Average of bid and ask closing prices on May 23, 2007.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

276,487,500 common shares issued and outstanding as of May 23, 2007

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form
10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities
Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X].

PART I

Item 1.           Description of Business.

Note Regarding Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “ expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;
  results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;
  mining and development risks, including risks related to accidents, equipment breakdowns, labour disputes or other unanticipated difficulties with or interruptions in production;
  the potential for delays in exploration or development activities or the completion of feasibility studies;
  risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;
  risks related to commodity price fluctuations;
  the uncertainty of profitability based upon our history of losses;
  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;
  risks related to environmental regulation and liability;
  risks that the amounts reserved or allocated for environmental compliance, reclamation, post- closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
  risks related to tax assessments;
  political and regulatory risks associated with mining development and exploration; and
  other risks and uncertainties related to our prospects, properties and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "American Uranium" mean American Uranium Corporation, unless the context clearly requires otherwise.

Corporate Overview

The address of our principal executive office is 5 Locust Road, Orleans MA 02653 and our telephone number is (508) 240-1259.

Our registered statutory office is located at 6100 Neil Road, Suite 500, Reno, Nevada 89544.

Our common stock is quoted on the OTC Bulletin Board under the symbol "AUUM".

Corporate History

We were incorporated in the State of Nevada on March 23, 2005 under the name “Alpine Resources Corporation” with an authorized capital of 100,000,000 shares of common stock with a par value of $0.00001. On April 10, 2007, we changed our name to “American Uranium Corporation”. We effected this name change by merging with our wholly owned subsidiary, named “American Uranium Corporation”, a Nevada corporation that we formed specifically for this purpose. We changed the name of our company to better reflect the direction and business of our company.

In addition, effective April 10, 2007, we effected a 50 for one stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 100,000,000 shares of common stock with a par value of $0.00001 to 5,000,000,000 shares of common stock with a par value of $0.00001. Our issued and outstanding share capital has increased from 5,529,750 shares of common stock to 276,487,500 shares of common stock.

Our Current Business

We are in the mineral resource business. This business generally consists of three stages: exploration, development and production. Mineral resource companies that are in the exploration stage have not yet found mineral resources in commercially exploitable quantities, and are engaged in exploring land in an effort to discover them. Mineral resource companies that have located a mineral resource in commercially exploitable quantities and are preparing to extract that resource are in the development stage, while those engaged in the extraction of a known mineral resource are in the production stage. Our company is in the exploration stage.

Mineral resource exploration can consist of several stages. The earliest stage usually consists of the identification of a potential prospect through either the discovery of a mineralized showing on that property or as the result of a property being in proximity to another property on which exploitable resources have been identified, whether or not they are or have in the past been extracted.

After the identification of a property as a potential prospect, the next stage would usually be the acquisition of a right to explore the area for mineral resources. This can consist of the outright acquisition of the land or the acquisition of specific, but limited, rights to the land (e.g., a license, lease or concession). After acquisition, exploration would probably begin with a surface examination by a prospector or professional geologist with the aim of identifying areas of potential mineralization, followed by detailed geological sampling and mapping of this showing with possible geophysical and geochemical grid surveys to establish whether a known trend of mineralization continues through un-exposed portions of the property (i.e., underground), possibly trenching in these covered areas to allow sampling of the underlying rock. Exploration also commonly includes systematic regularly spaced drilling in order to determine the extent and grade of the mineralized system at depth and over a given area, as well as gaining underground access by ramping or shafting in order to obtain bulk samples that would allow one to determine the ability to recover various commodities from the rock. Exploration might culminate in a feasibility study to ascertain if the mining of the minerals would be economic. A feasibility study is a study that reaches a conclusion with respect to the economics of bringing a mineral resource to the production stage.

In April, 2005, Mir Huculak, our former president and director acquired one mineral property containing 24 mining claim units in British Columbia, Canada by arranging the staking of the same through Lloyd Brewer, a non affiliated third party. Mr. Brewer is a self-employed contract staker and field worker residing in Vancouver, British Columbia.

Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by depositing posts or other visible markers to indicate a claimed area. The process of posting the area is known as staking. Mr. Huculak paid Mr. Brewer $1,750 to stake the claims. The claims were recorded in Mr. Huculak's name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. On April 28, 2005, Mr. Huculak executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Huculak transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Huculak has not provided us with a signed or executed bill of sale in our favor. Mr. Huculak will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time.

In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Huculak will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Huculak transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Huculak will be liable to us for monetary damages for breaching the terms of his oral agreement with us to transfer his title to a subsidiary corporation we create. To date we have not performed any work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of the Company's property, that is the province of British Columbia.

In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Company's property is one such acquisition. Accordingly, fee simple title to the Company's property resides with the Crown.

The Company's claims are mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

There are no native land claims that affect title to the property. We have no plans to try interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

On May 12, 2007, we entered into a non-binding letter of intent with Strathmore Resources (US) Ltd., pursuant to which we will negotiate the terms of a formal joint venture agreement to explore and, if warranted, develop and mine, Strathmore Resources (US) Ltd.’s Pinetree-Reno Creek uranium properties located in Campbell County, Wyoming (the “Property”).

The letter of intent contemplates that we will have the sole and exclusive right to earn-in up to a 60% interest in the property upon reimbursement to Strathmore Resources (US) Ltd. of 100% of all incurred expenses up to a maximum of $300,000 plus any funds spent by Strathmore Resources (US) Ltd. to acquire additional uranium leases (which will then form part of the Property), the issuance of 6,000,000 common shares of our company and upon spending a total of $33,000,000 in expenditures on the property over a period of six years. Additionally, we will earn a 25% interest in the property once we have spent a total of $5,000,000 in expenditures on the property.

There is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration is required before we can evaluate whether any exist and, if so, whether it would be economically and legally feasible to develop or exploit those resources. Even if we complete our current exploration program and we are successful in identifying a mineral deposit, we would be required to spend substantial funds on further drilling and engineering studies before we could know whether that mineral deposit would constitute a reserve (a reserve is a commercially viable mineral deposit). Please refer to the section entitled ‘Risk Factors’, beginning at page 7 of this Annual report on Form 10-KSB, for additional information about the risks of mineral exploration.

Employees

As of May 22, 2007, our company did not have any employees.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

We retain consultants on the basis of ability and experience. Except as set forth above, neither we nor any person acting on our behalf has any preliminary agreement or understanding, nor do we contemplate any such, concerning any aspect of our operations pursuant to which any person would be hired, compensated or paid a finder’s fee.

Competition

There are numerous mining and exploration companies in Canada and the United States, both big and small. All of these mining companies are seeking properties of merit. While we may compete with other exploration companies in our effort to locate and license mineral resource properties, we do not compete with them for the removal or sale of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist world-wide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we are able to identify and produce. Our ability to be competitive in the market over the long term is dependent upon the quality and amount of ore discovered, cost of production and proximity to our market. Due to the large number of companies and variables involved in the mining industry, it is not possible to pinpoint our direct competition.

Compliance with Government Regulation

We are committed to complying with and are, to our knowledge, in compliance with, all governmental and environmental regulations applicable to our company and our properties. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We do not currently own or operate any mines and are not required to comply with the requirements of these regulatory authorities. We cannot predict the extent to which these requirements will affect our company or our properties if we identify the existence of minerals in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditure, restrictions and delays in the exploration of our properties.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

RISK FACTORS

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

RISKS ASSOCIATED WITH MINING

Our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (which can be viewed over the Internet at http://www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7) as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labour standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

If we establish the existence of a mineral resource on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our company.

Mineral exploration, development and production involve many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, either from the sale of our mineral resource properties or from the extraction and sale of these mineral resources. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of mineral resources, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring mineral claims. If we cannot continue to acquire properties to explore for mineral resources, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely unintegrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

RISKS RELATED TO OUR COMPANY

Because we may never earn revenues from our operations, our business may fail and then investors may lose all of their investment in our company.

We have no history of revenues from operations. We have never had significant operations and have no significant assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and is in the exploration stage. The success of our company is significantly dependent on the uncertain events of the discovery and exploitation of mineral reserves on our properties or selling the rights to exploit those mineral reserves. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims in the future, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

We have a history of losses and have a deficit, which raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception (March 23, 2005) to February 28, 2007 was $59,785. We had cash in the amount of $27,128 as of February 28, 2007. We cannot provide assurances that we will be able to successfully explore our properties and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated April 4, 2007. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the NASD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the National Association of Securities Dealers has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The National Association of Securities Dealers’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Item 2.           Description of Property.

Executive Offices

The address of our principal executive office is 5 Locust Road, Orleans MA 02653 and our telephone number is (508) 240-1259. Our registered statutory office is located at 6100 Neil Road, Suite 500, Reno, Nevada 89544.

Mineral Properties

Pine Tree – Reno Creek Properties – Located in Campbell County, Wyoming Property

On May 12, 2007, we entered into a non-binding letter of intent with Strathmore Resources (US) Ltd., pursuant to which we will negotiate the terms of a formal joint venture agreement to explore and, if warranted, develop and mine, Strathmore Resources (US) Ltd.’s Pinetree-Reno Creek uranium properties located in Campbell County, Wyoming (the “Property”).

The letter of intent contemplates that we will have the sole and exclusive right to earn-in up to a 60% interest in the property upon reimbursement to Strathmore Resources (US) Ltd. of 100% of all incurred expenses up to a maximum of $300,000 plus any funds spent by Strathmore Resources (US) Ltd. to acquire additional uranium leases (which will then form part of the Property), the issuance of 6,000,000 common shares of our company and upon spending a total of $33,000,000 in expenditures on the property over a period of six years. Additionally, we will earn a 25% interest in the property once we have spent a total of $5,000,000 in expenditures on the property.

Copper Creek Project

Location and Access

The Copper Creek Project is located within the east-central area of Vancouver Island, British Columbia, Canada, approximately 55 miles northwest of Vancouver, near Coombs in the French Creek drainage (Figure 1, 2 & 3). The town of Coombs lies 4 miles to the north of the Property, Parksville, and the junction of Highways 4 and 19 (the "Island Highway") is located 12 miles to the east, Naniamo is located 22 miles to the south east.

The Claim is in the Naniamo Mining Division, and is centered at approximately 49o25'N latitude and 124o31'W longitude on NTS Map Sheet 092/02E and 092F/07E alternatively on BC TRIM map 092F028

The Copper Creek Project can be easily accessed by turning off from Highway #4 about 12 miles west of Parksville onto Pratt Road, which gives way to a gravel road for four-wheel drive vehicles only. This road leads up, on the north side of French Creek, to the 367 Zone and the Cup Zone. A network of secondary gravel roads and trails provide good access to most other parts of the Property.

Climate

The Copper Creek Project is located on the eastern slopes of the Vancouver Island Mountain Range within the Insular Physiographic Region. The Claim covers the ridge that forms the height of land from which French Creek originates with the majority of the Claim area being on the eastern slope of the ridge. Elevations within the claims range from 1,300 feet to 3,300 feet. The lower elevation of 1,500 feet is located within the French Creek valley itself at the northeastern corner of the Claim. The highest elevation of 3,300 feet is located eastern end of the southern most boundary of the Claim.

Slopes within the claim area are moderate to steep throughout the property. Vegetation consists mainly of second growth Douglas fir Balsam fir, red cedar, slide and tag alder and vine maple trees grow in most of the steeper creek valleys. The underbrush, consisting of salal, ferns and devils club is quite thick in places. Soil cover is extensive, with the soil cover being 4-5 feet thick at lower elevations and within creek draws. Rock outcrop is more common at the upper elevations particularly along ridge tops and small bluffs. Rock outcrop exposures are available over approximately 20% of the Copper Creek Projects surface area.

The local climate features warm summers having an average mean summer temperature of 64oF and moderate winters having an average mean winter temperature of 35oF. The Copper Creek area is fairly dry in the summers and quite damp in the winters. The average yearly precipitation as calculated from a 30-year period, is 45 inches. A snow pack of approximately four feet begins to accumulate in late November and lingers in places into mid April. The recommended field season for initial phases of exploration is from early May to late November. Drilling and underground development can be carried out on a year-round basis with the aid of a bulldozer, or other snow removal equipment, to keep access roads snow-free.

Ample water is available from French Creek to support all phases of exploration and development. Power requirements for future development is readily available as two high-voltage (40kW) transmission lines run across the eastern portion of the Project. Gas or diesel powered generators would be required to provide any electrical power requirements during the exploration stage.

Claim Information and Property Ownership

The Copper Creek Project is comprised of one-24 unit mineral claim. The Claim is registered in the name of Mir Huculak, a director and the former president of American Uranium Corporation, who holds it in trust for the company. Further claim information is provided in the table below:

Claim Name	Tenure Number	Number of Claim Units	Anniversary Date

Copper Creek	508442	24	September 9, 2006

The total surface area of the project is approximately 1,265 acres.

History

There is a limited history of exploration on the property, however, no ore bodies have been recorded anywhere.

MAP 1

MAP 2

124° 31'
49° 25'
Strait Of Georgia
Qualicum Beach
Parksville
Coombs
COPPER CREEK PROJECT

N

0m 4000m 8000m

Scale 1:250,000

1 **Sicker Group (Permian & Older)**
Volcanic breccia, tuff, argillite; greenstone, greenschist; dykes and sills of andesite-porphyry

5 **Karmutsen Formation (Upper Triassic & Older)**
Pillow-basalt and pillow-breccia, massive basalt flows; minor tuff volcanic breccia. Jasperoid tuff, breccia and conglomerate at base

9 **Island Intrusions (Middle to Upper Jurassic)**
Biotite-hornblende granodiorite, quartz diorite

11 **Comox Formation (Upper Cretaceous and/or Tertiary)**
Sandstone, conglomerate, shale, coal

12 **Haslam Formation (Upper Cretaceous and/or Tertiary)**
Shale, siltstone, fine sandstone

21 **Tertiary Age** - Hornblende, quartz diorite, leucoquartz monzonite, porphyritic dacite

23 **Pleistocene and Recent Age** - Glacial and Alluvial Till

Fault or Structural Lineament

Geological Contact (defined, approximate, assumed)

ALPINE RESOURCES CORPORATION

COPPER CREEK PROJECT

REGIONAL GEOLOGY

French Creek, Coombs Area
Naniamo., B.C. - NTS Map 092F/02E & 092F/07E
BC TRIM MAP 092F026

April 05

CC 03-05

GeoGraphix

FIGURE 3

MAP 3

389000m. E
5457000m. N
124° 31'
49° 15'
Coombs, 4 miles
True North
Grid North
French Creek
Cu Zone
367 Zone
092F028
Copper Canyon Claim
1,000m
400m
600m
800m
500m
700m
900m

Project Boundary
Contour Interval = 20m
Contour Interval = 100m
Roads
Rivers & Creeks
Mineral Showings
0m
500m
2000m

ALPINE RESOURCES CORPORATION

PROJECT: ***COPPER CREEK PROJECT***

CLAIM & TOPOGRAPHY MAP

French Creek, Coombe Area
Nanaimo., B.C. - NTS Map 092F/02E & 092F/07E
BC TRIM MAP 092F028

DATE: April 05		DRAWING NO.: FIGURE 2
REF. NO.: CC 02-05		

Base Map Source:

Property Geology

The oldest rock unit is the Karmutsen Formation, a northeast-striking belt composed of volcanics and minor sediments laid down during the Upper Triassic. This volcanic-sedimentary unit is composed mainly of a massive dark greenish basalt lava flows that dip 20o shallowly to the northwest and strike northeast. At the stratigraphic top of this unit the volcanics become more siliceous with the last rock laid down was a rhyolitic tuff. This tuff breccia is exposed about 160 feet below the 367 Zone. The bulk of this unit is volcanic but bounded between the basaltic flows is a 10-foot thick limestone bed, parallel to the topographic contour. The Karmutsen Formation is the host to the economic mineralization within the Copper Creek Project.

The second geological zone within the Copper Creek Project is the Nanamio River Batholith. The batholith is recognized as a medium grained, pale pinkish, granular, hornblende rich granodiorite. Potassium and Argon dating indicates that it is from the Upper Jurassic period.

The third geological unit is located on the western side of the Karmutsen Formation. This units geology is complex and is yet to be subdivided. The gradational contact with the belt is a heavily altered hornblende rich granodiorite going west of the contact numerous xenoliths of Karmutsen volcanics are evident in their granodiorite matrix. Included within this heavily altered granodiorite mix is a quartz diorite sill that shows sharp contacts. It differs from the granodiorite in that it is a light grey, fresh porphyritic textured rock with abundant phenocrysts of hornblende and quartz in a fine-grained plagioclase hornblende matrix. This sill has not been dated by radioactive age determination but its fresh look, a sharp cutting through of Jurassic intrusives, infer a Tertiary age, probably Eocene or Oligocene.

The fourth geological zone located within the Copper Creek Project is also the youngest unit. Glacial till and unconsolidated gravels, sand and rubble (glacial debris) form thick deposits within the lowland region of the northeastern area of the Claim.

Mineralization

Three main mineralized targets have been identified to date; these are the "367 ZONE", "CUP ZONE" and "ADIT ZONE". They are summarized as follows:

367 Zone

The 367 Zone consists of three areas of mineralization. It is located at an elevation of 2,300 feet within the central portion of the project on the north side of French Creek. The 367 Zone is centered approximately 1,600 feet northwest from the Adit Zone and approximately 6,500 feet east from the Cup Zone.

At the main 367 showing, trenching has exposed epidote-garnet skarn developed in limestone over a length of 265 feet. The skarn zone is cut by two dominant fractures sets; one set strikes 040o and the second set at 060o. Mineralization consists of heavily disseminated to massive magnetite, variable chalcopyrite, minor bornite and pyrite. Clay minerals are also evident in the skarn zone and strong oxidation is locally developed. A chip sample assayed 7.15% copper and 1.43 oz/Ton silver.

At the Road showing 425 feet east and slightly north of the Main 367 showing, massive magnetite, pyrite and sparse chalcopyrite occurs in a highly oxidized and hornfelsed zone in basalt.

At the West showing, 350 feet west of the Main 367 showing, pits expose epidote altered volcanic breccia variably mineralized with magnetite and chalcopyrite.

Adit Zone

Adits on both banks of a north flowing tributary of French Creek have been driven on a highly mineralized shear (fault) zone at an elevation of 1,900 feet. Both adits are presently inaccessible due to caving.

The Adit Zone is underlain by Upper Triassic Karmutsen Formation basaltic volcanic rocks in contact with diorite of the Early to Middle Jurassic Island Plutonic Suite. Massive magnetite and minor chalcopyrite occurs in shear zones in the basalts.

Cup Zone

The Cup Zone is located in the northeastern portion of the project at an elevation of 3,200 feet. The Cup Zone is underlain by hornblende diorite of Early to Middle Jurassic Island Plutonic Suite in contact with a siliceous volcanic rock of the Upper Triassic Karmutsen Formation. The diorite is sparsely and irregularly mineralized with chalcopyrite and locally pyrite. The chalcopyrite forms discrete blebs or clots and occasionally is found as a discontinuous vein or veinlette.

Supplies

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locates products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Item 3.           Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.           Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

The principal market on which our common stock is quoted is the OTC Bulletin Board under the Symbol "AUUM". We completed a fifty (50) for one forward stock forward stock split of our authorized, issued and outstanding shares of our common stock on April 10, 2007.

The high and the low bid prices for our common shares for each quarter are not available from the OTC Bulletin Board. In order for the OTC Bulletin Board to report the high and low bid prices for a particular security, there must be three market makers for that security. During the period from the date our common shares were first traded on the OTC Bulletin Board to the end of our February 28, 2007 fiscal year, there were only one or two market makers for our common stock. As such, the OTC Bulletin Board has not reported the high or low bid prices for our common shares during the periods.

Holders of our Common Stock

As of May 23, 2007, there were 18 holders of record of our common stock. As of such date, 276,487,500 common shares of our company were issued and outstanding.

Dividend Policy

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended February 28, 2007.

Item 6.           Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operation

We are a junior exploration stage company that has not yet generated or realized any revenues from our business operations. We currently hold an interest in a mineral property located in British Columbia, Canada.

On May 12, 2007, we entered into a non-binding letter of intent with Strathmore Resources (US) Ltd., pursuant to which we will negotiate the terms of a formal joint venture agreement to explore and, if warranted, develop and mine, Strathmore Resources (US) Ltd.’s Pinetree-Reno Creek uranium properties located in Campbell County, Wyoming (the “Property”).

The letter of intent contemplates that we will have the sole and exclusive right to earn-in up to a 60% interest in the property upon reimbursement to Strathmore Resources (US) Ltd. of 100% of all incurred expenses up to a maximum of $300,000 plus any funds spent by Strathmore Resources (US) Ltd. to acquire additional uranium leases (which will then form part of the Property), the issuance of 6,000,000 common shares of our company and upon spending a total of $33,000,000 in expenditures on the property over a period of six years. Additionally, we will earn a 25% interest in the property once we have spent a total of $5,000,000 in expenditures on the property.

There is no assurance that a commercially viable mineral deposit exists on our property or that we will be able to identify any mineral resource on this property that can be developed profitably. Even if we do discover commercially exploitable levels of mineral resources on our property, which is unlikely, there can be no assurance that we will be able to enter into commercial production of our mineral property.

Over the next twelve months we do not plan to conduct any exploration activities on our Copper Creek Project. Our plan of operations over the next twelve months involves completing the terms of the letter of intent and entering into a definitive joint venture agreement with Strathmore Resources (US) Ltd.

We do not claim to have any minerals or reserves whatsoever at this time on any of the properties.

Over the next 12 months we anticipate that we will incur the following operating expenses:

SEC Registration Fee	$100
Printing Expenses	300
Accounting Fees and Expenses	8,500
Legal Fees and Expenses	20,000
Blue Sky Fees/Expenses	500
Transfer Agent Fees	600
Expenditures on the Pinetree-Reno Creek Property	1,500,000
TOTAL	$1,530,000

We believe that we will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Personnel Plan

We do not anticipate any significant changes in the number of employees during the next 12 months.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity And Capital Resources

We had cash of $27,128 as of February 28, 2007 compared to cash of $19 as of February 28, 2006. We had a working capital surplus of $10,445 as of February 28, 2007 compared to a working capital deficit of $15,021 as of February 28, 2006.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended February 28, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon our company locating, acquiring and developing a mineral or oil and gas property, and achieving a profitable level of operation. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Recently Issued Accounting Standards

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require ant new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R) share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140”. This Statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This Statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the Statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material effect on its financial condition or results of operations.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140.” This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This Statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company does not expect the adoption of SFAS No. 156 to have a material effect on its financial condition or results of operations.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its financial condition or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial condition or results of operations.

In September 2006, FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires, among other things, that a company (1) recognize a net liability or asset to report the funded status of their defined benefit pensions and other postretirement plans on its balance sheet and (2) measure benefit plan assets and benefit obligations as of the company's balance sheet date. Calendar year-end companies with publicly traded equity securities are required to adopt the recognition and disclosure provisions of SFAS 158 as of December 31, 2006. The Company does not expect the adoption of SFAS No. 158 to have a material effect on its financial condition or results of operations

In September 2006, the SEC announced Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how to quantify financial statement errors that arose in prior periods for purposes of assessing their materiality in the current period. It requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality. It clarifies that immaterial financial statement errors in a prior SEC filing can be corrected in subsequent filings without the need to amend the prior filing. In addition, SAB 108 provides transitional relief for correcting errors that would have been considered immaterial before its issuance. The Company does not expect the adoption of SAB 108 to have a material effect on its financial condition or results of operations.

In April 2006, FASB issued Staff Position No. FIN No. 46R6, (“FSP 46R-6”), “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R.” This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN No. 46R, “Consolidation of Variable Interest Entities.” FIN No. 46R provides guidance on when to consolidate an entity based on exposure to risks and rewards, rather than voting control. It describes the characteristics of a variable interest entity (“VIE”) and how an entity that is involved with a VIE should determine whether its shares in the VIE’s risks and rewards extensively enough to be the VIE’s primary beneficiary and therefore consolidate it. The guidance in this FSP applied prospectively to all entities with which the Company first became involved with and to all entities previously analyzed under FIN No. 46R when a reconsideration event occurred beginning July 1, 2006. Retrospective application of FIN No. 46R was permitted but not required. The Company adopted this FSP prospectively. Application of this FSP has not had a material impact on the 2006 consolidated financial statements. The impact of this FSP on the Company’s financial statements beyond 2006 is dependent upon the specifics of future arrangements

Item 7.           Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S CONSENT

The Board of Directors
Alpine Resources Corporation.
(An Exploration Stage Company)

We consent to the use in the Annual Report of Alpine Resources Corporation. (An Exploration Stage Company) on Form 10-KSB to be filed on May 30, 2007 with the Securities and Exchange Commission under the Securities Act of 1934, of our Report of Independent Registered Public Accounting Firm, dated April 4, 2007 on the balance sheets of Alpine Resources Corporation. (An Exploration Stage Company) as of February 28, 2007 and 2006 and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended and for the period from inception on March 23, 2005 to February 28, 2007.

     TELFORD SADOVNICK, P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
May 23, 2007

Alpine Resources Corporation
(An Exploration Stage Company)

February 28, 2007

F–1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Alpine Resources Corporation
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Alpine Resources Corporation (An Exploration Stage Company) (the “Company”) as of February 28, 2007 and 2006 and the related statements of operations, cash flows and stockholders' equity (deficit) for the period March 23, 2005 (Date of Inception) to February 28, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of the Alpine Resources Corporation (An Exploration Stage Company) as of February 28, 2007 and 2006 and the results of its operations and its cash flows for the period March 23, 2005 (Date of Inception) to February 28, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is an exploration stage company, has no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raises substantial doubt that the Company will be able to continue as a going concern. Management plans in regard to their planned financing and other matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bellingham, Washington	TELFORD SADOVNIK P.L.L.C.
April 4, 2007	CERTIFIED PUBLIC ACCOUNTANTS

Alpine Resources Corporation
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	February 28,	February 28,
	2007	2006
	$	$

ASSETS

Current Assets

Cash	27,128	19

Total Assets	27,128	19

LIABILITIES

Current Liabilities

Accrued liabilities	1,500	3,000
Due to related parties (Note 5 (b))	15,183	12,040

Total Liabilities	16,683	15,040

STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock, 100,000,000 shares authorized, $0.00001 par value
5,529,750 shares issued and outstanding (2006 – 5,000,000 shares)	52,980	50

Donated Capital (Note 4(a))	17,250	8,250

Deficit Accumulated During the Exploration Stage	(59,785)	(23,321)

Total Stockholders’ Equity (Deficit)	10,445	(15,021)

Total Liabilities and Stockholders’ Equity (Deficit)	27,128	19

The accompanying notes are an integral part of these financial statements
F–3

Alpine Resources Corporation
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)

		Accumulated from
	Year	March 23, 2005
	Ended	(Date of Inception)
	February 28,	to February 28,
	2007	2006
	$	$

Revenue	–	–

Expenses

Accounting & legal	18,169	13,000
General and administrative	2,295	321
Mineral property exploration costs	7,000	-
Mineral property acquisition costs	-	1,750
Rent (Note 4)	3,000	2,750
Services provided by directors (Note 5)	6,000	5,500

Total Expenses	36,464	23,321

Net Loss	(36,464)	(23,321)

Net Loss Per Share – Basic and Diluted	(0.01)	(0.01)

Weighted Average Shares Outstanding	5,264,875	5,000,000

The accompanying notes are an integral part of these financial statements
F–4

Alpine Resources Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)

		Accumulated from
		March 23, 2005
	Year Ended	(Date of Inception)
	February 28,	to February 28,
	2007	2006
	$	$
Operating Activities
Net loss	(36,464)	(23,321)
Adjustments to reconcile net loss to net cash used in operating activities
Donated consulting services and expenses	9,000	8,250
Changes in operating assets and liabilities
Mineral exploration costs	7,000	-
Mineral acquisition costs	-	1,750
Increase (decrease) in accrued liabilities	(1,500)	3,000
Increase in due to related parties	3,143	12,040
Net Cash Provided by (Used in) Operating Activities	(18,821)	1,719
Investing Activities
Mineral exploration costs	(7,000)	-
Mineral acquisition costs	-	(1,750)
Net Cash Used in Investing Activities	(7,000)	(1,750)
Financing Activities
Proceeds from the issuance of common stock	52,930	50
Net Cash Provided by Financing Activities	52,930	50
Increase in Cash	27,109	19
Cash – Beginning of Period	19	-
Cash – End of Period	27,128	19
Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

The accompanying notes are an integral part of these financial statements
F–5

Alpine Resources Corporation
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
Period from March 23, 2005 (Date of Inception) to February 28, 2007
(Expressed in U.S. dollars)

				Deficit
				Accumulated
				During the
	Common Stock		Donated	Development
	Shares	Amount	Capital	Stage	Total
	#	$	$	$	$
Balance – March 23, 2005
(Date of Inception)	–	–	–	–	–
Issuance of common stock for cash
at $0.00001 per share	5,000,000	50	–	–	50
Donated services and expenses	–	–	8,250	–	8,250
Net loss for the period	–	–	–	(23,321)	(23,321)
Balance – February 28, 2006	5,000,000	50	8,250	(23,321)	(15,021)
Issuance of common stock for cash
at $0.10 per share	529,750	52,930	–	–	52,930
Donated services and expenses	–	–	9,000	–	9,000
Net loss for the year	–	–	–	(36,464)	(36,464)
Balance – February 28, 2007	5,529,750	52,980	17,250	(59,785)	10,445

The accompanying notes are an integral part of these financial statements
F–6

Alpine Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2007

1.	Nature and Continuance of Operations

Alpine Resources Corporation (the Company) was incorporated in the State of Nevada on March 23, 2005. The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Statement No.7 and Securities and Exchange Commission (“SEC”) Industry Guide 7. The Company’s principal business is the acquisition and exploration of mineral resources in Canada. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As at February 28, 2007, the Company has a working capital deficiency, has not generated revenues and has accumulated losses of $59,785 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company intends to file an SB-2 Registration Statement with the United States Securities and Exchange Commission to offer up to 2,000,000 common shares at a price of $0.10 per share for maximum proceeds of $200,000 to the Company.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. Cash consists of cash on deposit with a high quality major financial institution and to date has not experienced any losses on any of its balances.

	f)	Mineral Property Costs

The Company follows a policy of expensing exploration expenditures until a production decision is made in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate. Such expenditures include exploration and administration expenditures. Mineral property acquisition costs are capitalized when incurred and are classified as tangible assets and are evaluated for impairment and written down as required.

The accompanying notes are an integral part of these financial statements
F–7

Alpine Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2007

2.	Summary of Significant Accounting Policies (continued)

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

g)	Financial Instruments

Financial instruments, which include cash, accrued liabilities and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

h)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

i)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

3.	Recent Accounting Pronouncements

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require ant new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R) share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

The accompanying notes are an integral part of these financial statements
F–8

Alpine Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2007

3.	Recent Accounting Pronouncements (continued)

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140”. This Statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This Statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the Statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material effect on its financial condition or results of operations.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140.” This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The Statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. This Statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company does not expect the adoption of SFAS No. 156 to have a material effect on its financial condition or results of operations.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its financial condition or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial condition or results of operations.

In September 2006, FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires, among other things, that a company (1) recognize a net liability or asset to report the funded status of their defined benefit pensions and other postretirement plans on its balance sheet and (2) measure benefit plan assets and benefit obligations as of the company's balance sheet date. Calendar year-end companies with publicly traded equity securities are required to adopt the recognition and disclosure provisions of SFAS 158 as of December 31, 2006. The Company does not expect the adoption of SFAS No. 158 to have a material effect on its financial condition or results of operations.

In September 2006, the SEC announced Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 addresses how to quantify financial statement errors that arose in prior periods for purposes of assessing their materiality in the current period. It requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality. It clarifies that immaterial financial statement errors in a prior SEC filing can be corrected in subsequent filings without the need to amend the prior filing. In addition, SAB 108 provides transitional relief for correcting errors that would have been considered immaterial before its issuance. The Company does not expect the adoption of SAB 108 to have a material effect on its financial condition or results of operations.

In April 2006, FASB issued Staff Position No. FIN No. 46R6, (“FSP 46R-6”), “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R.” This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN No. 46R, “Consolidation of Variable Interest Entities.” FIN No. 46R provides guidance on when to consolidate an entity based on exposure to risks and rewards, rather than voting control. It describes the characteristics of a variable interest entity (“VIE”) and

The accompanying notes are an integral part of these financial statements
F–9

Alpine Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2007

3.	Recent Accounting Pronouncements (continued)

how an entity that is involved with a VIE should determine whether its shares in the VIE’s risks and rewards extensively enough to be the VIE’s primary beneficiary and therefore consolidate it. The guidance in this FSP applied prospectively to all entities with which the Company first became involved with and to all entities previously analyzed under FIN No. 46R when a reconsideration event occurred beginning July 1, 2006. Retrospective application of FIN No. 46R was permitted but not required. The Company adopted this FSP prospectively. Application of this FSP has not had a material impact on the 2006 consolidated financial statements. The impact of this FSP on the Company’s financial statements beyond 2006 is dependent upon the specifics of future arrangements.

4.	Mineral Properties

On March 23, 2005 the Company acquired a 100% interest in one-24 unit mineral claims in the Nanaimo Mining Division, British Columbia, Canada, in consideration for $1,750. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company.

The company has not determined whether the mineral claim contains mineralized material and has consequently written off all mineral right acquisition costs to operations in the previous financial year.

5.	Related Party Balances/Transactions

a)

During the year ended February 28, 2007 the Company recognized a total of $6,000 (2006 - $5,500) for donated services at $500 per month and $3,000 (2006 - $2,750) for donated rent at $250 per month provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

b)

On February 28, 2007, the Company owed the President and Director of the Company $15,183 for expenses paid on behalf of the Company and for cash advances. This amount is unsecured, non interest bearing, and has no specific terms for repayment.

	c)	On February 28, 2006, the Company entered into a trust agreement with the President of the Company. Refer to Note 3.

6.	Common Stock

On March 23, 2005, the Company issued 5,000,000 founder shares to the President of the Company at a price of $0.00001 per share for cash proceeds of $50.

On September 8th, 2006 the Company issued 529,750 shares of common stock at $0.10 per share pursuant to an SB-2 Registration Statement

7.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $59,785, which commence expiring in 2026. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

The following table summarizes the significant components of the Company's deferred tax assets:

	2007	2006

Computed expected (benefit of) income taxes	$5,470	$3,498
Increase in valuation allowance	(5,470)	(3,498)
	$-	$-

The accompanying notes are an integral part of these financial statements
F–10

Alpine Resources Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2007

7.	Income Taxes (continued)

Significant components of the Company’s deferred income tax assets are as follows:

	2007	2006
	(Cumulative)
Operating loss carry forward	$59,785	$23,321
Statutory tax rate	15%	15%
Deferred income tax asset	8,968	3,498
Valuation allowance	(8,968)	(3,498)
	$-	$-

8.	Subsequent Events

On March 27, 2007 the company effected a fifty for one stock split of the authorized and outstanding common stock. The authorized share capital after the split is increased to 5,000,000,000 shares of common stock with a par value of $0.00001 and the outstanding share capital has increased to 276,487,500 shares with a par value of $0.00001.

The company also changed its named to American Uranium Corporation to better reflect its direction.

The accompanying notes are an integral part of these financial statements
F–11

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being February 28, 2007. This evaluation was carried out under the supervision and with the participation of our former President (Former Principal Executive Officer and Former Principal Financial Officer), Mir Huculak, and existing President (Principal Executive Officer and Principal Financial Officer), Robert A. Rich. Based upon that evaluation, our former and existing President (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at May 23, 2007, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Robert A. Rich	President, Secretary, Treasurer and a Director	60	April 19, 2007

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Robert A. Rich, President, Secretary, Treasurer and a Director

From 1988 to the present Dr. Rich has been the President of Rich Associates, Inc. in Orleans, Massachusetts where he provides marketing & sales, contracting procurement, market analysis and company/property evaluation services in the areas of nuclear power and nuclear fuel commodities.

From 1985-1987 Dr. Rich was the Executive Vice President of Edlow International Company in Washington, DC in which he managed the day-to-day business of a company specializing in nuclear transport management, nuclear fuel consulting, information and sales representative services.

From 1976-1984 Dr. Rich was a Uranium Geologist and a Manager in Framingham, Massachusetts for Yankee Atomic Electric Company. During this time he developed and managed uranium exploration projects in northeast US from conception through drilling and data interpretation as well as evaluated numerous US and Canadian exploration/development acquisition or joint venture proposals. He was also responsible for negotiating joint venture agreements, mineral leases and for managing a group responsible for buying uranium, conversion, enrichment and spent fuel disposal services for nuclear power plants and nuclear transportation.

Dr. Rich received a PhD and MA is Geological Sciences from Harvard University in 1975 and 1970 respectively

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Mir Huculak[1]	1	1	Nil
Robert Rich	Nil	Nil	Nil

1 Mr. Huculak has not made any insider report filings.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the sole member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors, solely consisting of Robert A. Rich. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Other Committees

We do not have standing nominating or compensation committees, or committees performing similar functions. Our board of directors believe that it is not necessary to have a standing compensation committee at this time because the functions of such committee are adequately performed by our board of directors.

Our board of directors also is of the view that it is appropriate for us not to have a standing nominating committee because our board of directors has performed and will perform adequately the functions of a nominating committee. Our board of directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

Item 10.           Executive Compensation.

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended February 28, 2007; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended February 28, 2007 and 2006, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Mir Huculak Former President, and Director	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

We have not entered into any employment agreement or consulting agreement with our current director and executive officer. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at February 28, 2007, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our sole executive officer.

Aggregated Options Exercised in the Year Ended February 28, 2007 and Year End Option Values

There were no stock options exercised during the year ended February 28, 2007.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended February 28, 2007.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended February 28, 2007, we did not pay any compensation or grant any stock options to our sole director.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

As of May 23, 2007, there were 276,487,500 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of May 23, 2007 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Robert A. Rich 5 Locust Road Orleans MA 02653	250,000,000 common	90.4%
Directors and Executive Officers as a Group (1 person)	250,000,000	90.4%

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

During the year ended February 28, 2007 we recognized a total of $6,000 (2006 - $5,500) for donated services at $500 per month and $3,000 (2006 - $2,750) for donated rent at $250 per month provided by our Former President and Director. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

On February 28, 2007, we owed our Former President and Director $15,183 for expenses paid on behalf of our company and for cash advances. This amount is unsecured, non interest bearing, and has no specific terms for repayment.

On March 23, 2005 we acquired a 100% interest in one-24 unit mineral claims in the Nanaimo Mining Division, British Columbia, Canada, in consideration for $1,750. The claims are registered in the name of our Former President, who executed a trust agreement dated February 28, 2006, whereby he agreed to hold the claims in trust on behalf of our company.

Corporate Governance

We currently act with one director. As Robert A. Rich is our sole executive officer and holds approximately 90.4% of our common stock as of May 22, 2007, Mr. Rich is not independent as defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that the sole member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors, solely consisting of Robert A. Rich. In addition, we believe that retaining one or more directors who would qualify as independent in accordance with Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues from operations to date.

Item 13.        Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description
No.
3.1	Articles of Incorporation of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 21, 2006 and incorporated herein by reference.
3.2	By-laws of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 21, 2006 and incorporated herein by reference.
3.3

Certificate of Change filed with the Nevada Secretary of State on March 27, 2007 to be effective on April 10, 2007, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 12, 2007 and incorporated herein by reference.

3.4

Articles of Merger filed with the Nevada Secretary of State on March 27, 2007 to be effective on April 10, 2007, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 23, 2007 and incorporated herein by reference.

4.1	Specimen Stock Certificate, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 21, 2006 and incorporated herein by reference.
10.1	Mining Claim, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 21, 2006 and incorporated herein by reference.
10.2	Affiliate Stock Purchase Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 23, 2007 and incorporated herein by reference.
10.3	Letter of Intent, filed as an exhibit to the current report on Form 8-K filed with the Commission on May 18, 2007 and incorporated herein by reference.
21.1	Subsidiaries of American Uranium Corporation - None
31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Principal Executive Officer and Principal Financial Officer).
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer).

*Filed herewith

Item 14.        Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by Telford Sadovnick P.L.L.C. for professional services rendered for the audit of our annual financial statements for review of our quarterly interim financial statements and in connection with statutory and regulatory filings were $4,050 for the fiscal year ended February 28, 2007 and $8,425 for the fiscal year ended February 28, 2006. This category also includes the review of interim financial statements and services in connection with registration statements and other filings with the Securities and Exchange Commission.

Audit Related Fees

For the fiscal years ended February 28, 2007 and 2006, Telford Sadovnick P.L.L.C. billed $Nil and $Nil, respectively, for fees relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above.

Tax Fees

For the fiscal years ended February 28, 2007 and 2006, Telford Sadovnick P.L.L.C. billed $Nil and $Nil, respectively, for fees for tax compliance, tax advice and tax planning services.

We do not use Telford Sadovnick P.L.L.C. for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Telford Sadovnick P.L.L.C. to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Telford Sadovnick P.L.L.C. is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Telford Sadovnick P.L.L.C. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Telford Sadovnick P.L.L.C.’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN URANIUM CORPORATION

By: /s/ Robert A. Rich
Robert A. Rich
President and Director
Principal Executive Officer and Principal Financial Officer
Date: May 25, 2007.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Robert A. Rich
Robert A. Rich
President and Director
Principal Executive Officer and Principal Financial Officer
Date: May 25, 2007.