Form 10QSB
period 2007-05-31
AMERICAN URANIUM CORP
filed 2007-07-23
CIK 1366899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  333-135201

AMERICAN URANIUM CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	98-0491170
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5 Locust Road, Orleans MA 02653
(Address of principal executive offices)

508-240-1259
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,487,500 common shares issued and outstanding as of July 13, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

Item 1.  Financial Statements

American Uranium Corporation

(Formerly Alpine Resources Corporation)

(An Exploration Stage Company)

May 31, 2007

Index

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Statement of Stockholders Equity (Deficit)	F-4

Notes to the Financial Statements	F-5

American Uranium Corporation

(Formerly Alpine Resources Corporation)

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	May 31, 2007 $	February 28, 2007 $
	(unaudited)

ASSETS

Current Assets

Cash	151,159	27,128

Total Current Assets	151,159	27,128

Property and Equipment (Note 3)	10,722	–

Total Assets	161,881	27,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	23,869	–
Accrued liabilities	11,377	1,500
Due to related parties (Note 5(b))	992	15,183

Total Liabilities	36,238	16,683

Contingencies and Commitments (Notes 1 and 4)

Stockholders’ Equity

Common Stock, 5,000,000,000 shares authorized, $0.00001 par value 276,487,500 shares issued and outstanding	2,765	2,765

Additional Paid-in Capital	50,215	50,215

Common Stock Subscribed	150,000	–

Donated Capital (Note 5(a))	19,500	17,250

Deficit Accumulated During the Exploration Stage	(96,837)	(59,785)

Total Stockholders’ Equity	125,643	10,445

Total Liabilities and Stockholders’ Equity	161,881	27,128

(The Accompanying Notes are an Integral Part of These Financial Statements)

American Uranium Corporation

(Formerly Alpine Resources Corporation)

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(unaudited)

	Accumulated From	For the	For the
	March 23, 2005	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to May 31,	May 31,	May 31
	2007	2007	2006
	$	$	$

Revenue	–	–	–

Expenses

Accounting and legal	64,094	32,925	–
Depreciation	270	270	–
General and administrative	4,223	1,607	61
Mineral property exploration costs	7,000	–	–
Mineral property acquisition costs	1,750	–	–
Rent (Note 5)	6,500	750	750
Services provided by directors (Note 5)	13,000	1,500	1,500

Total Expenses	96,837	37,052	2,311

Net Loss	96,837	37,052	2,311

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		276,487,500	250,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

American Uranium Corporation

(Formerly Alpine Resources Corporation)

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Accumulated From March 23, 2005 (Date of Inception) to May 31, 2007 $	For the Three Months Ended May 31, 2007 $	For the Three Months Ended May 31, 2006 $

Operating Activities

Net loss for the period	(96,837)	(37,052)	(2,311)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	270	270	–
Donated consulting services and expenses	19,500	2,250	2,250
Mineral property costs	8,750	–	–

Changes in operating assets and liabilities:
Accounts payable	23,869	23,869
Accrued liabilities	11,377	9,877	(3,000)
Due to related party	992	(14,191)	3,043

Net Cash Used in Operating Activities	(32,079)	19,555	(18)

Investing Activities

Purchase of property and equipment	(10,992)	(10,992)
Mineral property exploration costs	(7,000)	–	–
Mineral property acquisition costs	(1,750)	–	–

Net Cash Used in Investing Activities	(19,742)	(10,992)	–

Financing Activities

Proceeds from issue of common stock	52,980	–	–
Proceeds from common stock subscribed	150,000	150,000	–

Net Cash Provided by Financing Activities	202,980	150,000	–

Increase (Decrease) in Cash	151,159	124,031	(18)

Cash - Beginning of Period	–	27,128	19

Cash - End of Period	151,159	151,159	1

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

American Uranium Corporation

(Formerly Alpine Resources Corporation)

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

From March 23, 2005 (inception) to May 31, 2007

(Expressed in US dollars)

(unaudited)

						Deficit
						Accumulated
			Additional	Common		During the
	Common Stock		Paid-in	Stock	Donated	Exploration
	Shares	Amount	Capital	subscribed	Capital	Stage	Total
	#	$	$	$	$	$	$

Balance – March 23, 2005 (Date of Inception)	–	–	–	–	–	–	–

Issuance of common stock for cash at $0.0000002 per post-split share	250,000,000	2,500	(2,450)	–	–	–	50

Donated services and expenses	–	–	–	–	8,250	–	8,250

Net loss for the period	–	–	–	–	–	(23,321)	(23,321)

Balance – February 28, 2006	250,000,000	2,500	(2,450)	–	8,250	(23,321)	(15,021)

Issuance of common stock for cash at $0.002 per post-split share	26,487,500	265	52,665	–	–	–	52,930

Donated services and expenses	–	–	–	–	9,000	–	9,000

Net loss for the year	–	–	–	–	–	(36,464)	(36,464)

Balance – February 28, 2007	276,487,500	2,765	50,215	–	17,250	(59,785)	10,445

Common stock subscribed	–	–	–	150,000	–	–	–

Donated services and expenses	–	–	–	–	2,250	–	2,250

Net loss for the period	–	–	–	–	–	(37,052)	(37,052)

Balance – May 31, 2007	276,487,500	2,765	50,215	150,000	19,500	(96,837)	125,643

(The Accompanying Notes are an Integral Part of These Financial Statements)

American Uranium Corporation	- 7 -

(Formerly Alpine Resources Corporation)

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2007

(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

American Uranium Corporation (the “Company”) was incorporated in the State of Nevada on March 23, 2005 under the name Alpine Resources Corporation. On April 10, 2007, the Company changed its name to American Uranium Corporation. The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Statement No.7 and Securities and Exchange Commission (“SEC”) Industry Guide 7. The Company’s principal business is the acquisition and exploration of mineral resources in the United States. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As at May 31, 2007, the Company has a working capital deficiency, has not generated revenues and has accumulated losses of $96,837 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s Form 10-K for the fiscal year ended February 28, 2007. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended February 28, 2007, has been omitted. The results of operations for the three-month period ended May 31, 2007 are not necessarily indicative of results for the entire year ending February 28, 2008.

The Company has filed an SB-2 Registration Statement with the United States Securities and Exchange Commission and completed a public offering of 26,487,500 post-split common shares at a price of $0.002 per post-split share for proceeds of $52,930 to the Company.

2.	Summary of Significant Accounting Policies
a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is February 28.

b)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. Cash consists of cash on deposit with a high quality major financial institution and to date, has not experienced any losses on any of its balances.

d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

American Uranium Corporation	- 8 -

(Formerly Alpine Resources Corporation)

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2007

(Expressed in US dollars)

2.       Summary of Significant Accounting Policies (continued)

e)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

g)	Property and Equipment

Property and equipment consists of office equipment and computer hardware and is recorded at cost. Office equipment and computer hardware is being amortized on the straight line basis over the estimated life of five years and three years, respectively.

h)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

American Uranium Corporation	- 9 -

(Formerly Alpine Resources Corporation)

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2007

(Expressed in US dollars)

2.       Summary of Significant Accounting Policies (continued)

i)	Financial Instruments

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities and amounts due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

j)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

k)	Foreign Currency Translation

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

l)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement in fiscal 2007 did not have a material effect on the Company's financial statements.

American Uranium Corporation	- 10 -

(Formerly Alpine Resources Corporation)

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2007

(Expressed in US dollars)

2.       Summary of Significant Accounting Policies (continued)

l)	Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement in fiscal 2007 did not have a material effect on the Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement in fiscal 2007 did not have a material effect on the Company's financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement in fiscal 2007 did not have a material effect on the Company's financial statements.

3.	Property and Equipment
		Cost $	Accumulated Amortization $	May 31, 2007 Net Carrying Value $	February 28, 2007 Net Carrying Value $

	Computer hardware	7,839	218	7,621	–
	Office equipment	3,153	52	3,101	–

		10,992	270	10,722	–

American Uranium Corporation	- 11 -

(Formerly Alpine Resources Corporation)

(An Exploration Stage Company)

Notes to the Financial Statements

May 31, 2007

(Expressed in US dollars)

4.      Mineral Properties

a)

On March 23, 2005 the Company acquired a 100% interest in one-24 unit mineral claims in the Nanaimo Mining Division, British Columbia, Canada, in consideration for $1,750. The claims are registered in the name of the President of the Company, who has executed a trust agreement whereby the President agreed to hold the claims in trust on behalf of the Company. The company has not determined whether the mineral claim contains mineralized material and has consequently written off all mineral right acquisition costs to operations in the 2006 fiscal year.

b)

On May 12, 2007, the Company entered into a non-binding Letter of Intent (“LOI”) with Strathmore Resources (US) Ltd. (“Strathmore”) for an option to earn-in a 60% interest in the Pinetree-Reno Creek uranium properties located in Campbell County, Wyoming. Under the terms of the LOI, the Company will:

•	Issue 6,000,000 shares of common stock to Strathmore;
•

Reimburse Strathmore 100% of its expenditures incurred by Strathmore for the property, up to a maximum of $300,000, plus any funds spent by Strathmore to acquire additional uranium leases (which will then form part of the property); and

•	Incur a total of $33,000,000 in expenditures on the property over a six year period, of which $1,500,000 must be incurred in the first year.

5.	Related Party Transactions
a)

During the three month period ended May 31, 2007, the Company recognized a total of $1,500 (2006 - $1,500) for donated services at $500 per month and $750 (2006 - $750) for donated rent at $250 per month provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

b)

As at May 31, 2007, the Company owed the former President and Director of the Company $992 for expenses paid on behalf of the Company and for cash advances. This amount is unsecured, non-interest bearing, and has no specific terms for repayment.

c)	On February 28, 2006, the Company entered into a trust agreement with the former President of the Company. Refer to Note 4.

6.	Common Stock
a)

On April 10, 2007, the Company effected a 50:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock to 5,000,000,000 shares of common stock with no change in par value. The issued and outstanding share capital increased from 5,529,750 shares of common stock to 276,487,500 shares of common stock. All share amounts have been retroactively adjusted for all periods presented.

b)	The Company accepted stock subscriptions for 200,000 shares of common stock at $0.75 per share for cash proceeds of $150,000. The shares have not yet been issued. Refer to Note 7(c).
7.	Subsequent Events
a)	On June 1, 2007, the President of the Company returned, for no consideration, 245,000,000 post-split shares of common stock to treasury for cancellation.
b)

The Company entered into an investor relations agreement (the “Agreement”) on June 15, 2007, for the provision of investor relations and marketing services. Under the terms of the Agreement, the Company will pay a monthly fee of US$2,000. The Company will also grant 75,000 stock options exercisable at $1.50 per share for a period of five years.

c)

The Company is in the process of raising funds through a private placement offering of units at $0.75 per unit. Up to this point, the Company has received stock subscriptions for 2,841,333 units at $0.75 per unit for cash proceeds of $2,131,000. Each unit will consist of one share of common stock and one-half of one share purchase warrant. One whole warrant will entitle the holder to purchase an additional share of common stock at $1.25 per share for a period of two years from the closing date. The units have not yet been issued.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “ expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;
•	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;
•	mining and development risks, including risks related to accidents, equipment breakdowns, labour disputes or other unanticipated difficulties with or interruptions in production;
•	the potential for delays in exploration or development activities or the completion of feasibility studies;
•	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;
•	risks related to commodity price fluctuations;
•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;
•	risks related to environmental regulation and liability;
•	risks that the amounts reserved or allocated for environmental compliance, reclamation, post-closure control measures, monitoring and on-going maintenance may not be sufficient to cover such costs;
•	risks related to tax assessments;
•	political and regulatory risks associated with mining development and exploration; and
•	other risks and uncertainties related to our prospects, properties and business strategy.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "American Uranium" mean American Uranium Corporation, unless the context clearly requires otherwise.

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

On April 19, 2007, Robert Rich, our President and sole director, acquired 250,000,000 shares of our common stock from Mir Huculak, our former President and director, for an aggregate purchase price of $50,000.

On June 1, 2007, the President of our company, Mr. Rich, returned, for no consideration, 245,000,000 post-split shares of our common stock to treasury for cancellation. As at July 13, 2007, we have 31,487,500 shares of our common stock issued and outstanding.

Our Current Business

We are in the mineral resource business.

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

Effective June 15, 2007 we entered into an investor relations agreement (the “Agreement”) with Carson Seabolt to provide investor relations and marketing services to the Company. Under the terms of the Agreement, Mr. Seabolt will be paid a monthly fee of US $2,000. Pursuant to the Agreement, Mr. Seabolt will also receive 75,000 stock options for shares of our common stock.

In April, 2005, Mir Huculak, our former president and director acquired one mineral property containing 24 mining claim units in British Columbia, Canada by arranging the staking of the same through Lloyd Brewer, a non affiliated third party. Mr. Brewer is a self-employed contract staker and field worker residing in Vancouver, British Columbia. We refer to this property as the Copper Creek Project.

To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Plan of Operations

Overview

You should read the following discussion of our financial condition together with the unaudited financial statements and notes to the unaudited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

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

There is no assurance that a commercially viable mineral deposit exists on our property or that we will be able to identify any mineral resource on this property that can be developed profitably. Even if we do discover commercially exploitable levels of mineral resources on our property there can be no assurance that we will be able to enter into commercial production of our mineral property.

Over the next twelve months we do not plan to conduct any exploration activities on our Copper Creek Project. Our plan of operations over the next twelve months involves completing the terms of the letter of intent and entering into a definitive joint venture agreement with Strathmore Resources (US) Ltd. Subsequent to entering into the joint venture agreement, we intend to acquire property, integrate and analyze existing drill data for the joint venture property and add fill-in property to the joint venture lands in order to increase our resource base.

We do not claim to have any minerals or reserves whatsoever at this time on any of the properties.

Over the next 12 months we anticipate that we will incur the following operating expenses:

SEC Registration Fee	$100
Printing Expenses	300
Accounting Fees and Expenses	8,500
Legal Fees and Expenses	40,000
Blue Sky Fees/Expenses	500
Transfer Agent Fees	600
Expenditures on the Pinetree-Reno Creek Property	1,500,000
TOTAL	$1,550,000

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

Personnel Plan

Over the next twelve months we intend to hire one or more employees.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity And Capital Resources

We had cash of $151,159 as of May 31, 2007 compared to cash of $27,128 as of February 28, 2007. We had a working capital surplus of $114,921 as of May 31, 2007 compared to a working capital surplus of $10,445 as of February 28, 2007.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement in fiscal 2007 did not have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement in fiscal 2007 did not have a material effect on the Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement in fiscal 2007 did not have a material effect on the Company's financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement in fiscal 2007 did not have a material effect on the Company's financial statements.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

As of July 13, 2007, we were not aware of any material, existing or pending legal proceedings against our company, nor were we involved as a plaintiff in any material proceeding or pending litigation. There were no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, was an adverse party or had a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 15, 2007, we granted up to 75,000 stock options exercisable for five years at an exercise price of $1.50 per share to Mr. Seabolt, the new Investor Relations and Marketing Advisor of the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

We are currently in the process of raising funds through a private placement offering of units at $0.75 per unit. Up to this point, we have received stock subscriptions for 2,841,333 units at $0.75 per unit for cash proceeds of $2,131,000. Each unit will consist of one share of common stock and one-half of one share purchase warrant. One whole warrant will entitle the holder to purchase an additional share of common stock at $1.25 per share for a period of two years from the closing date. The units have not yet been issued.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception (March 23, 2005) to May 31, 2007 was $96,837. We had cash in the amount of $151,159 as of May 31, 2007. We cannot provide assurances that we will be able to successfully explore our properties and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated April 4, 2007. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Item 6.  Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 21, 2006 and incorporated herein by reference.
3.2	By-laws of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 21, 2006 and incorporated herein by reference.
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

4.1	Specimen Stock Certificate, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 21, 2006 and incorporated herein by reference.
10.1	Mining Claim, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 21, 2006 and incorporated herein by reference.
10.2	Affiliate Stock Purchase Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 23, 2007 and incorporated herein by reference.
10.3	Letter of Intent, filed as an exhibit to the current report on Form 8-K filed with the Commission on May 18, 2007 and incorporated herein by reference.
10.4	Investor Relations Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 5, 2007 and incorporated herein by reference.
10.5	Stock Option and Subscription Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 5, 2007 and incorporated herein by reference.
21.1	Subsidiaries of American Uranium Corporation – None
31.1*	Certification pursuant to, Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN URANIUM CORPORATION

By: /s/ Robert A. Rich

Robert A. Rich

President, Secretary, Treasurer and sole Director

(Principal executive officer and principal financial officer)

July 23, 2007