Form 10QSB
period 2007-08-31
AMERICAN URANIUM CORP
filed 2007-10-22
CIK 1366899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to __________

Commission file number 333-135201

AMERICAN URANIUM CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	98-0491170
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

600-17th Street, Suite 2800 South, Denver CO 80202
(Address of principal executive offices)

303-634-2265
(Issuer's telephone number)

5 Locust Road, Orleans MA 02653
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 45,566,829 common shares issued and outstanding as of October 16, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ X ]

Item 1. Financial Statements

American Uranium Corporation
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)

August 31, 2007

American Uranium Corporation
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	August 31, 2007	February 28, 2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	5,099,738	27,128
Prepaid expenses	33,000	–
Due from related parties (Note 5)	108	–
Total Current Assets	5,132,846	27,128
Property and Equipment (Note 3)	10,452	–
Mineral Rights (Note 4)	7,860,000	–
Total Assets	13,003,298	27,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	31,678	–
Accrued liabilities	–	1,500
Due to related parties (Note 5)	–	15,183
Total Liabilities	31,678	16,683
Contingencies and Commitments (Notes 1, 4 and 8)
Stockholders’ Equity
Common Stock, 5,000,000,000 shares authorized, $0.00001 par value
37,487,500 and 276,487,500 shares issued and outstanding, respectively	375	2,765
Additional Paid-in Capital	7,932,331	50,215
Common Stock Subscribed	5,187,404	–
Donated Capital (Note 5)	21,750	17,250
Deficit Accumulated During the Exploration Stage	(170,240)	(59,785)
Total Stockholders’ Equity	12,971,620	10,445
Total Liabilities and Stockholders’ Equity	13,003,298	27,128

(The Accompanying Notes are an Integral Part of These Financial Statements)

American Uranium Corporation
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

					Accumulated
					From
	For the	For the	For the	For the	March 23, 2005
	Three Months	Three Months	Six Months	Six Months	(Date of
	Ended	Ended	Ended	Ended	Inception)
	August 31	August 31	August 31,	August 31	to August 31,
	2007	2006	2007	2006	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Accounting and legal	45,761	10,000	78,686	10,000	109,855
Consulting	19,726	–	19,726	–	19,726
Depreciation	270	–	540	–	540
General and administrative	26,125	1,222	27,732	1,283	30,348
Mineral property exploration costs	–	–	–	–	7,000
Mineral property acquisition costs	–	–	–	–	1,750
Rent (Note 5)	750	750	1,500	1,500	7,250
Services provided by directors (Note 5)	1,500	1,500	3,000	3,000	14,500

Total Expenses	94,132	13,472	131,184	15,783	190,969

Other income

Interest income	20,729	–	20,729	–	20,729

Net Loss	73,403	13,472	110,455	15,783	170,240

Net Loss Per Share – Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	34,607,000	250,000,000	155,547,000	250,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

American Uranium Corporation
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the	For the	Accumulated From
	Six Months	Six Months	March 23, 2005
	Ended	Ended	(Date of Inception)
	August 31,	August 31,	to August 31,
	2007	2006	2007
	$	$	$

Operating Activities

Net loss for the period	(110,455)	(15,783)	(170,240)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	540	–	540
Donated consulting services and expenses	4,500	4,500	21,750
Mineral property costs	–	–	8,750
Stock-based compensation	19,726	–	19,726

Changes in operating assets and liabilities:
Prepaid expenses	(33,000)	–	(33,000)
Accounts payable	31,678	–	31,678
Accrued liabilities	(1,500)	(1,790)	–
Due to related party	(15,291)	3,043	(108)

Net Cash Used in Operating Activities	(103,802)	(10,030)	(120,904)

Investing Activities

Purchase of property and equipment	(10,992)	–	(10,992)
Mineral property exploration costs	–	–	(7,000)
Mineral property acquisition costs	–	–	(1,750)

Net Cash Used in Investing Activities	(10,992)	–	(19,742)

Financing Activities

Proceeds from issue of common stock	–	52,930	52,980
Proceeds from common stock subscribed	5,187,404	–	5,187,404

Net Cash Provided by Financing Activities	5,187,404	52,930	5,240,384

Increase (Decrease) in Cash	5,072,610	42,900	5,099,738

Cash - Beginning of Period	27,128	19	–

Cash - End of Period	5,099,738	42,919	5,099,738

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

Non-cash Investing and Financing Activities
Shares issued for mineral property	7,860,000	–	7,860,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

American Uranium Corporation
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
From March 23, 2005 (inception) to August 31, 2007
(Expressed in US dollars)
(unaudited)

						Deficit
						Accumulated
			Additional	Common		During the
	Common Stock		Paid-in	Stock	Donated	Exploration
	Shares	Amount	Capital	subscribed	Capital	Stage	Total
	#	$	$	$	$	$	$

Balance – March 23, 2005	–	–	–	–	–	–	–
(Date of Inception)
Issuance of common stock for cash at	250,000,000	2,500	(2,450)	–	–	–	50
$0.0000002 per post-split share
Donated services and expenses	–	–	–	–	8,250	–	8,250
Net loss for the period	–	–	–	–	–	(23,321)	(23,321)
Balance – February 28, 2006	250,000,000	2,500	(2,450)	–	8,250	(23,321)	(15,021)
Issuance of common stock for cash at	26,487,500	265	52,665	–	–	–	52,930
$0.002 per post-split share
Donated services and expenses	–	–	–	–	9,000	–	9,000
Net loss for the year	–	–	–	–	–	(36,464)	(36,464)
Balance – February 28, 2007	276,487,500	2,765	50,215	–	17,250	(59,785)	10,445
Issuance of common stock for mineral	6,000,000	60	7,859,940	–	–	–	7,860,000
property with a fair value of $1.31 per
share
Common stock subscribed	–	–	–	5,187,404	–	–	5,187,404
Cancellation of common stock	(245,000,000)	(2,450)	2,450	–	–	–	–
Stock-based compensation	–	–	19,726	–	–	–	19,726
Donated services and expenses	–	–	–	–	4,500	–	4,500
Net loss for the period	–	–	–	–	–	(110,455)	(110,455)
Balance – August 31, 2007	37,487,500	375	7,932,331	5,187,404	21,750	(170,240)	12,971,620

(The Accompanying Notes are an Integral Part of These Financial Statements)

American Uranium Corporation
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007
(Expressed in US dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

American Uranium Corporation (the “Company”) (“Company”) was incorporated in the State of Nevada on March 23, 2005 under the name Alpine Resources Corporation. On April 10, 2007, the Company changed its name to American Uranium Corporation. The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Statement No.7 and Securities and Exchange Commission (“SEC”) Industry Guide 7. The Company’s principal business is the acquisition and exploration of mineral resources in the United States. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As at August 31, 2007, the Company has a working capital deficiency, has not generated revenues and has accumulated losses of $170,240 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s Form 10-K for the fiscal year ended February 28, 2007. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended February 28, 2007, has been omitted. The results of operations for the six month period ended August 31, 2007 are not necessarily indicative of results for the entire year ending February 28, 2008.

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

American Uranium Corporation
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company follows a policy of expensing exploration expenditures until a production decision is made in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate. Such expenditures include exploration and administration expenditures. The Company also considers the provisions of EITF 04-02 “Whether Mineral Rights are Tangible or Intangible Assets” which concluded that mineral rights are tangible assets Mineral property acquisition costs are capitalized when incurred and are classified as tangible assets and are evaluated for impairment and written down as required.

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

American Uranium Corporation
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

g)	Property and Equipment

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

The fair values of financial instruments, which include cash, accounts payable, accrued liabilities and amounts due to or from related parties, were estimated to approximate their carrying values due to the immediate or short- term maturity of these financial instruments. The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

l)	Stock-based Compensation

In accordance with SFAS No. 123R “Share Based Payments,” the Company accounts for share-based payments and stock options using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

m)	Donated Capital

In accordance with SFAS No. 116, “Accounting for Contributions Received and Contributions Made”, the Company reflects donated capital, such as outright gifts to the Company by way of donated management services provided, in the Statement of Operations. Donated management services are recognized if the services received (a) create or enhance non-financial assets, or (b) require specialized skills, are provided by individuals possessing these skills, and would typically need to be purchased if not provided by donation.

American Uranium Corporation
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

n)	Recent Accounting Pronouncements (continued)

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

3.	Property and Equipment

			August 31,	February 28,
			2007	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
Computer hardware	7,839	435	7,404	–
Office equipment	3,153	105	3,048	–
	10,992	540	10,452	–

American Uranium Corporation
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007
(Expressed in US dollars)
(unaudited)

4.	Mineral Properties

a)

On March 23, 2005 the Company acquired a 100% interest in one-24 unit mineral claims in the Nanaimo Mining Division, British Columbia, Canada, in consideration for $1,750. The claims are registered in the name of the former President of the Company, who has executed a trust agreement whereby the former President agreed to hold the claims in trust on behalf of the Company. The company has not determined whether the mineral claim contains mineralized material and has consequently written off all mineral right acquisition costs to operations in the 2006 fiscal year.

b)

Effective August 20, 2007, the Company entered into an agreement with Strathmore Resources (US) Ltd. (“Strathmore”) for an option to earn-up to a 60% interest in the Pinetree-Reno Creek uranium properties located in Campbell County, Wyoming. Under the terms of the agreement, the Company will:

Issue 6,000,000 shares of common stock to Strathmore (issued);

Reimburse Strathmore 100% of its expenditures incurred by Strathmore for the property, up to a maximum of $300,000, plus any funds spent by Strathmore to acquire additional uranium leases (which will then form part of the property); and

Incur a total of $33,000,000 in expenditures on the property over a six year period, of which $1,500,000 must be incurred in the first year.

The Company will have earned a 22.5% interest once $5,000,000 of the required expenditures have been incurred. The remaining 37.5% interest will be earned upon incurring the balance of $28,000,000 in required expenditures. Strathmore will be the operator until the Company earns a 60% interest in the property.

5.	Related Party Transactions

a)

During the six month period ended August 31, 2007, the Company recognized a total of $3,000 (2006 - $3,000) for donated services at $500 per month and $1,500 (2006 - $1,500) for donated rent at $250 per month provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

b)

As at August 31, 2007, the Company was owed $108 from the former President and Director of the Company for an overpayment of reimbursed expenses. On February 28, 2007, the Company owed the former President and Director of the Company $15,183 for expenses paid on behalf of the Company and for cash advances. This amount is unsecured, non-interest bearing, and has no specific terms for repayment.

c)	On February 28, 2006, the Company entered into a trust agreement with the former President of the Company. Refer to Note 4(a).

6.	Common Stock

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

	b)	On June 1, 2007, the former President of the Company returned, for no consideration, 245,000,000 post- split shares of common stock to treasury for cancellation.

c)

On August 24, 2007, the Company issued 6,000,000 shares of common stock pursuant to an option agreement with Strathmore Resources (US) Ltd. Refer to Note 4(b). The shares were valued at $1.31 per share which was based on the average closing price around the effective date of the agreement.

	d)	The Company accepted stock subscriptions for 6,916,539 shares of common stock at $0.75 per share for cash proceeds of $5,187,404. The shares have not yet been issued. Refer to Note 8(a).

American Uranium Corporation
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007
(Expressed in US dollars)
(unaudited)

7.	Stock-based Compensation

The Company adopted a Stock Option Plan dated September 15, 2007 under which the Company is authorized to grant stock options to acquire up to a total of 5,000,000 shares of common stock. At August 31, 2007, the Company had 4,925,000 shares of common stock available to be issued under the Plan.

On June 19, 2007, the Company granted stock options to a consultant to acquire 75,000 common shares at exercise prices of $1.50 per share exercisable for 5 years. During the six month period ended August 31, 2007, the Company recorded stock-based compensation of $19,726 as consulting expense.

The fair value for stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model and the weighted average fair value of stock options granted during the six month period ended August 31, 2007 was $1.50 per share. The weighted average assumptions used are as follows:

Expected dividend yield	0%
Risk-free interest rate	4.83%
Expected volatility	118%
Expected option life (in years)	5

There were no stock options exercised during the six months ended August 31, 2007.

The following table summarizes the continuity of the Company’s stock options:

Weighted-
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Outstanding, February 28, 2007	–	–
Granted	75,000	$1.50
Exercised	–	–
Outstanding, August 31, 2007	75,000	$1.50	4.79	$112,500
Exercisable, August 31, 2007	–	$–	–	$–

A summary of the status of the Company’s nonvested shares as of August 31, 2007, and changes during the six month period ended August 31, 2007, is presented below:

		Weighted
		Average
	Number of	Grant Date
Nonvested shares	Shares	Fair Value

Nonvested at February 28, 2007	-	-

Granted	75,000	$1.50
Vested	-	-

Nonvested at August 31, 2007	75,000	$1.50

As at August 31, 2007, there was $74,036 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 0.79 years.

American Uranium Corporation
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007
(Expressed in US dollars)
(unaudited)

8.	Commitment

Effective June 15, 2007, the Company entered into an investor relations agreement for the provision of investor relations and marketing services in consideration for a monthly fee of $2,000, and the granting of 75,000 stock options. The agreement is for a one year term.

9.	Subsequent Events

a)

On September 4, 2007, the Company closed a private placement offering consisting of 8,086,829 units at $0.75 per unit for aggregate proceeds of $6,065,125. At August 31, 2007, the Company has received stock subscriptions for 6,916,539 units at $0.75 per unit for cash proceeds of $5,187,404. Each unit consists of one share of common stock and one-half of one share purchase warrant. One whole warrant entitles the holder to purchase an additional share of common stock at $1.25 per share until August 23, 2009.

b)

On September 15, 2007, the Company entered into a consulting agreement with Hamish Malkin. Pursuant to the terms of the consulting agreement, Mr. Malkin agreed to act as Chief Financial Officer and Treasurer, in consideration for $3,000 per month. The Company also granted to Mr. Malkin 200,000 stock options at an exercise price of $1.20 per share, exercisable until September 15, 2012. Mr. Malkin will be paid an additional $2,000 per month for periods of extraordinary activity.

c)

On September 15, 2007, Mr. Malkin was appointed as a member of the board of directors. In connection with Mr. Malkin’s appointment to the board, the Company granted options to purchase an aggregate of up to 300,000 shares of common stock to Mr. Malkin at an exercise price of $1.20 per share, exercisable until September 15, 2012 and vesting as follows: 75,000 on September 15, 2007, and in installments of 75,000 on each successive anniversary of September 15, 2007.

d)

On September 20, 2007, Devinder Randhawa was appointed as a member of the board of directors. In connection with Mr. Randhawa’s appointment to the board, the Company granted options to purchase an aggregate of up to 300,000 shares of common stock to Mr. Randhawa at an exercise price of $1.20 per share, exercisable until September 20, 2012 and vesting as follows: 75,000 on September 20, 2007, and in installments of 75,000 on each successive anniversary of September 15, 2007.

e)

On October 10, 2007, the Company entered into a Purchase Agreement with Power Resources, Inc. (“PRI”), pursuant to which PRI has agreed to sell to the Company certain geological data, consisting of drill hole geophysical logs, lithologic logs, drill hole maps, geologic cross sections and environmental data (the “Geological Data”) relating to the Reno Creek uranium prospect in consideration for US$950,000, subject to the review of the sufficiency of the Geological Data. Closing of the agreement is expected to occur on or before December 31, 2007.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

In addition, effective April 10, 2007, we affected a 50 for one stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 100,000,000 shares of common stock with a par value of $0.00001 to 5,000,000,000 shares of common stock with a par value of $0.00001. Our issued and outstanding share capital has increased from 5,529,750 shares of common stock to 276,487,500 shares of common stock.

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

Effective August 20, 2007 we entered into an option and joint venture agreement with Strathmore Resources (US) Ltd.

Pursuant to the agreement, we have an option to earn-in a 60% interest in Strathmore’s Pinetree-Reno Creek uranium properties located in Campbell County, Wyoming. The property is located in the central Powder River Basin, within the Pumpkin Buttes Uranium District, and encompasses approximately 16,000 acres. Under the terms of the agreement, we will issue 6 million shares of common stock of our company to Strathmore; reimburse Strathmore 100% of its expenditures incurred by Strathmore for the Property, up to a maximum of $300,000 plus any funds spent by Strathmore to acquire additional uranium leases (which will then form part of the property); and incur a total of $33 million in expenditures on the Property over a 6 year period.

We will have earned a 22.5% interest in the property once we have incurred $5 million of our required expenditures, and at that point will become a joint venture partner with Strathmore. Until we have earned our 60% interest in the property, Strathmore, which has considerable experience exploring, developing and mining uranium properties in Canada and the United States, will be the operator.

Plan of Operation

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

On October 10, 2007 we entered a Purchase Agreement with Power Resources, Inc. for the acquisition of Geologic Data related to our Reno Creek prospect in exchange for consideration of $950,000.

Effective August 20, 2007 we entered into an option and joint venture agreement with Strathmore Resources (US) Ltd. Pursuant to the agreement, we have an option to earn-in a 60% interest in Strathmore’s Pinetree-Reno Creek uranium properties located in Campbell County, Wyoming. The property is located in the central Powder River Basin, within the Pumpkin Buttes Uranium District, and encompasses approximately 16,000 acres. Under the terms of the agreement, we have issued 6 million shares of common stock of our company to Strathmore and are required to reimburse Strathmore 100% of its expenditures incurred by Strathmore for the Property, up to a maximum of $300,000 plus any funds spent by Strathmore to acquire additional uranium leases (which will then form part of the property). We are require to incur a total of $33 million in expenditures on the Property over a 6 year period in order to earn a 60% interest in the property.

We will have earned a 22.5% interest in the property once we have incurred $5 million of our required expenditures, and at that point will become a joint venture partner with Strathmore. Until we have earned our 60% interest in the property, Strathmore, which has considerable experience exploring, developing and mining uranium properties in Canada and the United States, will be the operator.

There is no assurance that a commercially viable mineral deposit exists on our property or that we will be able to identify any mineral resource on this property that can be developed profitably. Even if we do discover commercially exploitable levels of mineral resources on our property there can be no assurance that we will be able to enter into commercial production of our mineral property.

Over the next 12 months we do not plan to conduct any exploration activities on our Copper Creek Project. Our plan of operations over the next 12 months involves carrying out the terms of the joint venture agreement with Strathmore Resources (US) Ltd. We intend to acquire, integrate and analyze existing drill data for the joint venture property and add fill-in properties to the joint venture lands in order to increase our resource base.

We do not claim to have any minerals or reserves whatsoever at this time on any of the properties.

Over the next 12 months we anticipate that we will incur the following operating expenses:

Accounting and legal	$126,000
Consulting	58,000
Insurance	115,000
General and administrative	228,000
Investor relations	250,000
Mineral property exploration costs	1,800,000
Rent (Note 5)	35,000
Services provided by directors	270,000
Interest income	(147,000)
TOTAL	$2,735,000

We believe that we may require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Personnel Plan

Over the next 12 months we intend to hire one or more employees.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity And Capital Resources

We had cash of $5,099,738 as of August 31, 2007 compared to cash of $27,128 as of February 28, 2007. We had working capital of $5,101,168 as of August 31, 2007 compared to 10,445as of February 28, 2007.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of October 15, 2007, we were not aware of any material, existing or pending legal proceedings against our company, nor were we involved as a plaintiff in any material proceeding or pending litigation. There were no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, was an adverse party or had a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 24, 2007, we issued 6,000,000 shares of common stock to Strathmore Resources (US) Ltd. pursuant to the terms of the option and joint venture agreement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

Subsequent Events

Entry Into Material Definitive Agreements

On September 15, 2007, we entered into a consulting agreement with Hamish Malkin. Pursuant to the terms of the consulting agreement, Mr. Malkin agreed to act as our Chief Financial Officer and Treasurer, in consideration of which we agreed to pay Mr. Malkin the sum of $3,000 per month and to grant Mr. Malkin 200,000 stock options at an exercise price of $1.20 per share, exercisable until September 15, 2012. Mr. Malkin will be paid an additional $2,000 per month for periods of extraordinary activity.

On October 10, 2007 we entered into a Purchase Agreement with Power Resources, Inc. (“PRI”), pursuant to which PRI has agreed to sell to us certain geological data, consisting of drill hole geophysical logs, lithologic logs, drill hole maps, geologic cross sections and environmental data (the “Geological Data”) relating to the Reno Creek uranium prospect in consideration of which we have agreed to pay US$950,000, subject to our review of the sufficiency of the Geological Data. Closing of the agreement is expected to occur on or before December 31, 2007.

Unregistered Sales of Equity Securities Following the Period Covered by this Report

On September 4, 2007, we closed a private placement consisting of 8,086,829 units of our securities (the “Units”) at a price of US $0.75 per Unit for aggregate proceeds of US $6,065,125. Each Unit consists of one common share and one-half of one share purchase warrant (a “Warrant”), one whole Warrant shall be exercisable into one additional common share (a “Warrant Share”) at a price of US $1.25 per Warrant Share until August 23, 2009.

We agreed to issue finders’ fees to various finders regarding all investors. We will pay 7.5%, up to half in stock issued at a deemed price of $0.75 and the remainder in cash.

On September 15, 2007 in accordance with the terms of a Consulting Agreement we granted stock options to Hamish Malkin, our Chief Financial Officer and Treasurer to purchase an aggregate of up to 200,000 shares of our common stock at an exercise price of $1.20 per share, exercisable until September 15, 2012 and vesting as follows: 50,000 on September 15, 2007, and in installments of 50,000 on each successive anniversary of September 15, 2007. The options are subject to vesting provisions as set forth in the stock option agreement.

Also on September 15, 2007, Mr. Malkin was appointed as a member of our board of directors. In connection with Mr. Malkin’s appointment to the board, we issued options to purchase an aggregate of up to 300,000 shares of our common stock to Mr. Malkin at an exercise price of $1.20 per share, exercisable until September 15, 2012 and vesting as follows: 75,000 on September 15, 2007, and in installments of 75,000 on each successive anniversary of September 15, 2007.

On September 20, 2007, Devinder Randhawa was appointed as a member of our board of directors. In connection with Mr. Randhawa’s appointment to the board, we issued options to purchase an aggregate of up to 300,000 shares of our common stock to Mr. Randhawa at an exercise price of $1.20 per share, exercisable until September 20, 2012 and vesting as follows: 75,000 on September 20, 2007, and in installments of 75,000 on each successive anniversary of September 15, 2007.

We issued the securities to Mr. Malkin and Mr. Randhawa on the basis that they represented that they each were not a “U.S. person” (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Appointment of Officers

On September 15, 2007, we appointed Hamish Malkin as our Chief Financial Officer and Treasurer and member of our board of directors.

Mr. Malkin has been self employed since April, 2003, providing chief financial officer services on a contract basis. Prior to being self employed Mr. Malkin was the CFO of Trivalence Mining Corporation from January 1997 to March 2003. Mr. Malkin is a Chartered Accountant and a member of the Canadian Institute of Chartered Accountants and the Institute for Chartered Accountants of British Columbia. Prior to 1997, Mr. Malkin held senior financial positions in the entertainment and commercial real estate industries.

Mr. Malkin is also currently the chief financial officer of Entrée Gold Inc. (TSX: ETG; AMEX: EGI; Frankfurt: EKR), a Canadian company reporting in both the United States and Canada, the chief financial officer of UC Resources Ltd. (TSXV: UC), a Canadian reporting company and the Chief Financial Officer of Yellowcake Mining Inc. (YCKM.OB), a US reporting company.

On September 20, 2007, we appointed Devinder Randhawa as a member of our board of directors. Mr. Randhawa founded Strathmore Minerals Corp. in 1996 and is currently the company's President and CEO. Mr. Randhawa also founded and is currently the President of RD Capital Inc., a privately held consulting firm providing venture capital and corporate finance services to emerging companies in the resources and non-resource sectors both in Canada and the US. Prior to founding RD Capital Inc., Mr. Randhawa was in the brokerage industry for 6 years as an investment advisor and corporate finance analyst.

Mr. Randhawa was formerly the President of Lariat Capital Inc. which merged with Medicure in November 1999 and the was the founder and former President and CEO of Royal County Minerals Corp. which was taken over by Canadian Gold Hunter (formerly International Curator) in July 2003. Mr. Randhawa also founded Predator Capital Inc., which became Predator Exploration. Mr. Randhawa received a Bachelors Degree in Business Administration with Honors from Trinity Western College of Langley, British Columbia in 1983 and received his Masters in Business Administration from the University of British Columbia in 1985.

2007 Stock Option Plan

On September 15, 2007, our board of directors adopted our 2007 Stock Option Plan. Under the 2007 Stock Option Plan, options to acquire common shares and issuance of common shares underlying options may be granted to directors, officers, consultants and employees of our company. A total of 5,000,000 common shares are authorized for issuance under our 2007 Stock Option Plan.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception (March 23, 2005) to August

31, 2007 was $170,240. We had cash in the amount of $5,099,738 as of August 31, 2007. We cannot provide assurances that we will be able to successfully explore our properties and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated April 4, 2007. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

Risks Associated With Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

4.1	Specimen Stock Certificate, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 21, 2006 and incorporated herein by reference.
10.1	Mining Claim, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on June 21, 2006 and incorporated herein by reference.
10.2	Affiliate Stock Purchase Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 23, 2007 and incorporated herein by reference.
10.3	Letter of Intent, filed as an exhibit to the current report on Form 8-K filed with the Commission on May 18, 2007 and incorporated herein by reference.
10.4	Investor Relations Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 5, 2007 and incorporated herein by reference.
10.5	Stock Option and Subscription Agreement, filed as an exhibit to the current report on Form 8-K filed with the Commission on July 5, 2007 and incorporated herein by reference.
10.6	Option and Joint Venture Agreement dated August 20, 2007, filed as an exhibit to the current report on Form 8-K with the Commission on September 5, 2007 and incorporated herein by reference.
10.7	Form of Subscription Agreement Offshore subscribers, filed as an exhibit to the current report on Form 8-K with the Commission on September 5, 2007 and incorporated herein by reference.
10.8	Form of Subscription Agreement US subscribers, filed as an exhibit to the current report on Form 8-K with the Commission on September 5, 2007 and incorporated herein by reference.
10.9	Form of Warrant certificate Offshore subscribers, filed as an exhibit to the current report on Form 8-K with the Commission on September 5, 2007 and incorporated herein by reference.
10.10	Form of Warrant certificate Canadian subscribers, filed as an exhibit to the current report on Form 8-K with the Commission on September 5, 2007 and incorporated herein by reference.
10.11	Form of Warrant US subscribers, filed as an exhibit to the current report on Form 8-K with the Commission on September 5, 2007 and incorporated herein by reference.
10.12

Consulting Agreement with Hamish Malkin, dated effective September 15, 2007, filed as an exhibit to the current report on Form 8-K with the Commission on September 24, 2007 and incorporated herein by reference.

10.13

Stock Option Agreement with Hamish Malkin dated effective September 15, 2007, filed as an exhibit to the current report on Form 8-K with the Commission on September 24, 2007 and incorporated herein by reference.

10.14

Stock Option Agreement with Hamish Malkin dated effective September 15, 2007, filed as an exhibit to the current report on Form 8-K with the Commission on September 24, 2007 and incorporated herein by reference.

10.15*	Stock Option Agreement with Devinder Randhawa dated effective September 15, 2007
10.16	2007 Stock Option Plan, filed as an exhibit to the current report on Form 8-K with the Commission on September 24, 2007 and incorporated herein by reference.
10.17

Purchase Agreement with Power Resources, Inc., dated October 10, 2007, filed as an exhibit to the current report on Form 8-K with the Commission on October 10, 2007 and incorporated herein by reference.

21.1	Subsidiaries of American Uranium Corporation – None
31.1*	Certification pursuant to, Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification pursuant to, Section 302 of the Sarbanes-Oxley Act Of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act Of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act Of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN URANIUM CORPORATION

By: /s/ Robert A. Rich

Robert A. Rich
President, Secretary and Director
(Principal executive officer)

October 19, 2007

By: /s/ Hamish Malkin

Hamish Malkin
CFO, Treasurer and Director
(Principal financial officer)

October 19, 2007