Form 10QSB
period 2007-11-30
AMERICAN URANIUM CORP
filed 2008-01-22
CIK 1366899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

 For the transition period from __________to __________

Commission file number 000-52824

AMERICAN URANIUM CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	98-0491170
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1201 – 1166 Alberni Street, Vancouver, BC, Canada V6E 3Z3
(Address of principal executive offices)

604-685-6153
(Issuer's telephone number)

1600-17th Street, Suite 2800 South, Denver CO 80202
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 46,207,625 common shares issued and outstanding as of January 11, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [     ]  No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [     ]  No [X]

Item 1.	Financial Statements

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States dollars)

November 30, 2007

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
BALANCE SHEETS

	November 30,	February 28,
	2007	2007
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$4,625,878	$27,128
Prepaid expenses	24,000	-
Total current assets	4,649,878	27,128

Equipment (Note 4)	9,230	-

Mineral property interests (Note 5)	8,160,000	-

Total assets	$12,819,108	$27,128

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$114,252	$1,500
Due to related party (Note 7)	-	15,183
Due to Strathmore Resources (US) Ltd. (Note 7)	85,459	-
	199,711	16,683

Stockholders' Equity

Common stock, 5,000,000,000 shares authorized with a par value	458	2,765
of $0.00001 (issued: November 30, 2007 - 45,832,625;
February 28, 2007 - 276,487,500)
Common stock subscribed	262,282	-
Additional paid-in capital	14,000,787	50,215
Donated capital	21,750	17,250
Deficit accumulated during exploration stage	(1,665,880)	(59,785)

Total stockholders' equity	12,619,397	10,445

Total liabilities and stockholders' equity	$12,819,108	$27,128

Nature of operations (Note 2)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Inception
	Three months	Three months	Nine Months	Nine Months	(March 23,
	ended	ended	Ended	Ended	2005) to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2007	2006	2007	2006	2007

Expenses

Consulting fees	$32,958	$-	$52,684	$-	$52,684
Depreciation	1,222	-	1,762	-	1,762
General and administrative	35,071	1,683	51,242	4,466	59,608
Investor relations	57,017	-	70,078	-	70,078
Legal and audit	28,979	6,419	107,665	16,419	138,834
Management fees	361,705	1,500	364,705	4,500	376,205
Mineral property expenditures (Note 5)	1,035,459	7,000	1,035,459	7,000	1,044,209

Loss before other item	(1,552,411)	(16,602)	(1,683,595)	(32,385)	(1,743,380)
Interest income	56,771	-	77,500	-	77,500

Net Loss	(1,495,640)	$(16,602)	$(1,606,095)	$(32,385)	$(1,665,880)

Basic and diluted loss per share	$(0.033)	$(0.000)	$(0.01)	$(0.00)

Weighted average number
of shares outstanding	45,307,730	257,464,765	118,548,013	258,090,727

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

						Deficit
						Accumulated
				Common		During the	Total
	Number of		Additional	Stock	Donated	Exploration	Stockholders'
	common shares	Par Value	Paid-in Capital	Subscribed	Capital	Stage	Equity

Balance, March 23, 2005		$-	$-	$-	$-	$-	$-
(date of inception)
Shares issued:
Initial capitalization	250,000,000	2,500	(2,450)	-	-	-	50
Donated services	-	-	-	-	8,250	-	8,250
Net loss for the period	-	-	-	-	-	(23,321)	(23,321)

Balance, February 28, 2006	250,000,000	2,500	(2,450)	-	8,250	(23,321)	(15,021)
Shares issued:
Private placement	26,487,500	265	52,665	-	-	-	52,930
Donated services	-	-	-	-	9,000	-	9,000
Net loss for the period	-	-	-			(36,464)	(36,464)

Balance, February 28, 2007	276,487,500	2,765	50,215	-	17,250	(59,785)	10,445
Common stock subscribed	-	-	-	150,000	-	-	150,000
Donated services	-	-	-	-	2,250	-	2,250
Net loss for the period	-	-	-	-	-	(37,052)	(37,052)
Balance, May 31, 2007	276,487,500	$2,765	$50,215	$150,000	19,500	(96,837)	$125,643
Shares issued:
For purchase of mineral rights	6,000,000	60	7,859,940	-	-	-	7,860,000
Common stock subscribed	-	-	-	5,037,404	-	-	5,037,404
Shares returned to treasury	(245,000,000)	(2,450)	2,450	-	-	-	-
Donated services	-	-	-	-	2,250	-	2,250
Stock-based compensation			19,726				19,726
Net loss for the period						(73,403)	(73,403)

Balance, August 31, 2007	37,487,500	$375	$7,932,331	$5,187,404	$21,750	$(170,240)	$12,971,620

-continued-

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

						Deficit
						Accumulated
				Common		During the	Total
	Number of		Additional	Stock	Donated	Exploration	Stockholders'
	common shares	Par Value	Paid-in Capital	Subscribed	Capital	Stage	Equity

Balance, August 31, 2007, continued	37,487,500	$375	$7,932,331	$5,187,404	$21,750	$(170,240)	$12,971,620
Shares issued:
Private placements	8,086,829	81	6,065,041	(5,187,404)	-	-	877,718
Share issue costs	-	-	(275,710)	-	-	-	(275,710)
Finders' fee	258,296	2	(2)				-
Common stock subscribed	-	-	-	262,282	-	-	262,282
Stock-based compensation	-	-	279,127	-	-	-	279,127
Net loss for the period	-	-	-	-	-	(1,495,640)	(1,495,640)
Balance, November 30, 2007	45,832,625	$458	$14,000,787	$262,282	$21,750	$(1,665,880)	$12,619,397

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three	Three			Inception
	months	months	Nine Months	Nine Months	(March 23,
	ended	ended	Ended	Ended	2005) to
	November	November	November	November	November
	30, 2007	30, 2006	30, 2007	30, 2006	30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,495,640)	$(16,602)	$(1,606,095)	$(32,385)	$(1,665,880)
Items not affecting cash:
Depreciation	1,222	-	1,762	-	1,762
Donated rent and consulting services	-	2,250	4,500	6,750	21,750
Stock-based compensation (Note 6)	279,127	-	298,853	-	298,853
Changes in assets and liabilities:
Prepaid expenses	9,000	-	(24,000)	-	(24,000)
Due to Strathmore Resources (US) Ltd.	85,459	-	85,459	-	85,459
Due to related party	108		(15,183)	3,143	-
Accounts payable and accrued liabilities	82,574	(389)	112,752	(2,179)	114,252
Net cash used in operating activities	(1,038,150)	(14,741)	(1,141,952)	(24,671)	(1,167,804)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	877,718	-	6,065,122	52,930	6,118,102
Cost of share issuance	(275,710)	-	(275,710)	-	(275,710)
Proceeds of common stock subscribed	262,282	-	262,282	-	262,282
Net cash provided by financing activities	864,290	-	6,051,694	52,930	6,104,674

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral rights	(300,000)	-	(300,000)	-	(300,000)
Purchase of equipment	-	-	(10,992)	-	(10,992)
Net cash used in investing activities	(300,000)	-	(310,992)	-	(310,992)

Change in cash and cash equivalents
during the period	(473,860)	(14,741)	4,598,750	28,259	4,625,878

Cash and cash equivalents, beginning of period	5,099,738	42,919	27,128	19	-

Cash and cash equivalents, end of period	$4,625,878	$28,178	$4,625,878	$28,278	$4,625,878

Cash paid for interest during the period	$-	$-	$-	$-

Cash paid for income taxes during the period	$-	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.
Supplemental disclosure with respect to cash flows (Note 9)

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)

1.	BASIS OF PRESENTATION

The interim period financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America. The preparation of financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements, and in the opinion of management these financial statements contain all adjustments necessary (consisting of normally recurring adjustments) to present fairly the financial information contained therein. Certain information and footnote disclosure normally included in the financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. These interim period statements should be read together with the most recent audited financial statements and the accompanying notes for the year ended February 28, 2007. The results of operations for the nine period ended November 30, 2007 are not necessarily indicative of the results to be expected for the year ending February 29, 2008.

2.	NATURE OF OPERATIONS

American Uranium Corporation (the “Company”) was incorporated in the State of Nevada on March 23, 2005 under the name Alpine Resources Corporation. On April 10, 2007, the Company changed its name to “American Uranium Corporation” by merging with its wholly owned subsidiary named “American Uranium Corporation”, a Nevada Corporation formed specifically for that purpose. On April 10, 2007, the Company effected a 50:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock to 5,000,000,000 shares of common stock with no change in par value. The issued and outstanding share capital increased from 5,529,750 shares of common stock to 276,487,500 shares of common stock. All share and per share amounts have been retroactively adjusted for all periods presented.

The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Statement No.7 and Securities and Exchange Commission Industry Guide 7. The Company’s principal business is the acquisition and exploration of mineral resources in the United States. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As at November 30, 2007, the Company has not generated revenues and has accumulated losses of $1,665,880 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

3.	SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements follow the same significant accounting principles as those outlined in the notes to the audited consolidated financial statements for the year ended February 28, 2007.

New Accounting Policies:

Equipment

Equipment consists of office equipment and computer hardware and is recorded at cost. Office equipment and computer hardware is being amortized on the declining balance method at rates ranging from 20% to 30% per annum.

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Asset retirement obligations

The Company records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets in accordance with Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". The initial recognition of any liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. To date, the Company has not incurred any asset retirement obligations.

Stock-based compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Accounting for Stock-based Compensation” (“SFAS 123R”), and applies the recommendations of this standard using the modified prospective method. Under this application, the Company is required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of the adoption and for the unvested portion of previously granted awards that remain outstanding as at the date of adoption. Prior to the adoption of SAFS 123R, the Company did not issue any compensation awards.

Income Taxes

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

4.	EQUIPMENT

		November 30,		February 28,
		2007		2007
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Office equipment	$3,153	$379	$2,774	$-
Computer equipment	7,839	1,383	6,456	-
	$10,992	$1,762	$9,230	$-

5.	MINERAL PROPERTY INTERESTS

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

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)

5.	MINERAL PROPERTY INTERESTS (continued)

Under the terms of the agreement, the Company will:

Issue 6,000,000 shares of common stock to Strathmore (issued);

Reimburse Strathmore 100% of the expenditures incurred by Strathmore for the property, up to a maximum of $300,000 (paid), plus any funds spent by Strathmore to acquire additional uranium leases (which will then form part of the property); and

Incur a total of $33,000,000 in expenditures on the property over a six year period, of which $1,500,000 must be incurred in the first year.

The Company will have earned a 22.5% interest once $5,000,000 of the required expenditures has been incurred (subsequently amended to $12,375,000). The remaining 37.5% interest will be earned upon incurring the balance of $28,000,000 in required expenditures (subsequently amended to $20,625,000). The subsequent amendment in January, 2008 resulted in the deletion of Strathmore’s right to earn back an 11% interest in the property for $14,000,000 within 90 days of the delivery of a feasibility report. Strathmore will be the operator until the Company earns a 60% interest in the property.

Mineral property interests are summarized as follows:

	November 30,
	2007	February 28, 2007
Pinetree/Reno Creek
Balance, February 28, 2007	$-	$-
Issuance of 6,000,000 common shares	7,860,000	-
Payment of expenditures incured by optionor	300,000	-
Balance, November 30, 2007	$8,160,000	$-

Mineral property expenditures are summarized as follows:

					Inception
	Three months	Three months	Nine Months	Nine Months	(March 23,
	ended	ended	Ended	Ended	2005) to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2007	2006	2007	2006	2007

Pinetree/Reno Creck
Claim maintenance	80,443	-	$80,443	$-	$80,443
Geological and geophysical (1)	953,308	-	953,308	-	953,308
Travel and accommodation	1,708	-	1,708	-	1,708
	1,035,459	-	1,035,459	-	1,035,459

Other	-	7,000		7,000	8,750

	1,035,459	7,000	$1,035,459	$7,000	$1,044,209

(1)

In October, 2007, the Company purchased certain drill data relating to its Reno Creek uranium property. The data for the property was acquired for $950,000 pursuant to a data purchase agreement with Power Resources, Inc.

Subsequent to the agreement with Strathmore, a director of Strathmore became a director of the Company. .

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)

6.	COMMON STOCK

On March 23, 2005, the Company issued 250,000,000 founder shares (post split) to the former President of the Company at a price of $0.0000002 per share for cash proceeds of $50.

On September 8, 2006, the Company issued 26,487,500 shares of common stock (post split) at a price of $0.0019983 per share for proceeds of $52,930.

On June 1, 2007, the current President of the Company returned, for no consideration, 245,000,000 post-split shares of common stock to treasury for cancellation.

In August, 2007, the Company issued 6,000,000 shares of common stock pursuant to an option agreement with Strathmore Resources (US) Ltd. (Note 5). The shares were valued at $1.31 per share which was based on the average closing price around August 20, 2007, the effective date of the agreement.

On September 4, 2007, the Company completed a private placement consisting of 8,086,829 units at a price of $0.75 per unit for aggregate proceeds of $6,065,125. Each unit consisted of one common share and one-half of one share purchase warrant, One whole warrant is exercisable into one additional common share at a price of $1.25 per share until August 23, 2009. The Company agreed to pay finders’ fees of 7.5%, up to half in stock issued at a price of $0.75 and the remainder in cash.

In September, 2007, the Company issued 258,296 common shares for finders’ fees with a fair value of $193,722 of which $2 was credited to common stock and $193,720 was credited to additional paid-in capital. The fair value of $193,722 was also charged to additional paid-in capital as a cost of share issuance. The cash portion of finders’ fees paid amounted to $243,348 and was also charged to additional paid-in capital as a cost of share issuance.

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price

Balance at Feburary 28 and August 31, 2007	-	$-
Issued	4,043,415	1.25
Balance at November 30,2007	4,043,415	$1.25

At November 30, 2007, the following share purchase warrants were outstanding:

	Exercise
Number of Warrants	Price	Expiry Date

4,043,415	$1.25	August 23, 2009

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)

6.	COMMON STOCK (continued)

Stock options

The Company adopted a Stock Option Plan dated September 15, 2007 under which the Company is authorized to grant stock options to acquire up to a total of 5,000,000 shares of common stock. At November 30, 2007, the Company had 4,125,000 shares of common stock available to be issued under the Plan.

Stock option transactions are summarized as follows:

		Weighted Average
	Number of	Exercise Price
	Options

Balance at February 28 and May 31, 2007	-	-
Granted	75,000	1.50

Balance at August 31, 2007	75,000	1.50
Granted	800,000	1.20
Balance at November 30, 2007	875,000	1.23

The weighted average fair value per stock option granted during the nine months ended November 30, 2007 was $1.02 (November 30, 2006 - $Nil).

At November 30, 2007, the following stock options were outstanding:

	Exerciseable at	Exercise
Number of Options	November 30, 2007	Price	Expiry Date

75,000	18,750	$1.50	June 16, 2012
500,000	125,000	$1.20	September 15, 2012
300,000	75,000	$1.20	September 20, 2012
875,000	218,750

Stock-based compensation

The fair value of stock options granted during the three months ended November 30, 2007 was $798,595 (November 30, 2006 - $Nil). The fair value of stock options granted during the nine months ended November 30, 2007 was $892,201 (November 30, 2006 - $Nil) . The fair value of stock options granted is being recognized over the options’ vesting periods as stock-based compensation which has been recorded in the statements of operations as follows with a corresponding credit to additional paid-in capital:

	Three	Three	Nine		Inception
	months	months	Months	Nine Months	(March 23,
	ended	ended	Ended	Ended	2005) to
	November	November	November	November 30,	November 30,
	30, 2007	30, 2006	30, 2007	2006	2007

Expenses
Consulting fees	$4,923	$-	$24,649	$-	$24,649
Management fees	274,204	-	274,204	-	274,204
	$279,127	-	$298,853	$-	$298,853

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)

6.	COMMON STOCK (continued)

Stock-based compensation (continued)

The following weighted-average assumptions were used for the Black-Scholes valuation of stock options granted:

	Nine Months	Nine Months
	Ended	Ended
	November 30,	November 30,
	2007	2006

Risk-free interest rate	4.24%	0.00%
Expected life of options (years)	5.0	0
Annualized volatility	118%	0%
Dividend rate	0%	0%

7.	RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties during the nine months ended November 30, 2007:

Paid or accrued management fees of $90,500 (2006 - $Nil) to directors and officers of the Company.

Recognized a total of $3,000 (2006 - $4,500) for donated services at $500 per month and $1,500 (2006 - $2,250) for donated rent at $250 per month provided by the former President and Director of the Company.

As at February 28, 2007, the Company owed the former President and Director of the Company $15,183 for expenses paid on behalf of the Company.

As at November 30, 2007, the Company owed $85,459 to Strathmore Resources (US) Ltd., a related party because of a common director, for exploration expenditures on the Pinetree/Reno Creek mineral property.

On February 28, 2006, the Company entered into a trust agreement with the former President of the Company. (Note 5).

These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

8.	SEGMENT INFORMATION

The Company operates in one business segment being the exploration of mineral property interests.

Geographic information is as follows:

	November 30,	February 28,
	2007	2007

Identifiable assets
Canada	$4,625,878	-
United States	8,193,230	27,128
	$12,819,108	27,128

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)

8.	SEGMENT INFORMATION (continued)

	Three Months	Three months	Nine Months	Nine Months
	ended	ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2007	2006	2007	2006

Loss for the period
Canada	$341,960	$-	380,806	-
United States	1,153,680	16,602	1,225,289	32,385
	$1,495,640	$16,602	1,606,095	32,385

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

The significant non-cash transaction for the nine months ended November 30, 2007 consisted of:

a)	the issuance of 6,000,000 common shares in payment of mineral property interests with an estimated fair value of $7,860,000 (Note 5) and

b)	the issuance of 258,296 common shares for finders’fees with an estimated fair value of $193,272 (Note 6)

There were no significant non-cash transaction for the nine months ended November 30, 2006.

Cash and cash equivalents consisted of cash on hand of $4,625,878 (February 28, 2007 - $27,128).

10.	SUBSEQUENT EVENTS

Subsequent to November 30, 2007, the Company completed a private placement consisting of 375,000 units at a price of $0.75 per unit for aggregate proceeds of $281,250. Each unit consisted of one common share and one-half of one share purchase warrant. One whole warrant is exercisable into one additional common share at a price of $1.25 per share until August 23, 2009. Subscription proceeds of $262,200 had been received as of November 30, 2007.

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

Introduction

We are in the mineral resource business. Effective August 20, 2007 we entered into an option and joint venture agreement with Strathmore Resources (US) Ltd. Pursuant to the agreement, we have an option to earn-in a 60% interest in Strathmore’s Pinetree-Reno Creek uranium properties located in Campbell County, Wyoming. The property is located in the central Powder River Basin, within the Pumpkin Buttes Uranium District, and encompasses approximately 16,000 acres. Under the terms of the agreement, we have issued six million shares of common stock of our company to Strathmore and have reimbursed Strathmore 100% of its expenditures incurred by Strathmore for the Property, in the amount of $300,000. We are required to reimburse funds spent by Strathmore to acquire additional uranium leases (which will then form part of the property); and incur a total of $33 million in expenditures on the Property over a six year period.

We will have earned a 22.5% interest in the property once we have incurred $12,375,000 of our required expenditures, and at that point will become a joint venture partner with Strathmore. Until we have earned our 60% interest in the property, Strathmore will be the operator.

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

In addition, effective April 10, 2007, we effected a 50 for one stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 100,000,000 shares of common stock with a par value of $0.00001 to 5,000,000,000 shares of common stock with a par value of $0.00001. On April 19, 2007, Robert Rich, our President and sole director, acquired 250,000,000 shares of our common stock from Mir Huculak, our former President and director, for an aggregate purchase price of $50,000. Subsequently, on June 1, 2007, Mr. Rich, returned, for no consideration, 245,000,000 post-split shares of our common stock to treasury for cancellation.

Recent Corporate Developments

Since the filing of our last quarterly report, we have completed the following the following significant corporate developments:

1.

We completed the acquisition of all historic drill data for our joint venture land holdings at the Reno Creek uranium deposit in Campbell County, Wyoming. The data for the property was acquired pursuant to our data purchase agreement with Power Resources, Inc. The data package contains digitized and paper logs for about 1,100 drill holes as well as related testing and permitting documents. The Pinetree-Reno Creek properties have been joint-ventured with Strathmore Minerals Corp.

The joint venture with Strathmore controls a total of 16,000 acres in the Reno Creek area. Drilling, geologic/hydrologic testing, and permitting activities are planned for 2008.

2.

Effective December 31, 2007, we entered into an amendment to our option and joint venture agreement with Strathmore Resources (US) Ltd. (“Strathmore”) through which we have the option to earn-in a 60% interest in Strathmore’s Pinetree-Reno Creek uranium properties located in Campbell County, Wyoming.

Under the terms of the agreement, Strathmore had a right to retain or earn back an 11% interest in the properties. We have amended the original agreement to remove Strathmore’s right to retain or earn back the 11% interest in the properties.

4.	Effective October 6, 2007, Telford Sadovnick, P.L.L.C. resigned as our company’s auditors.

Telford Sadovnick stated that they were resigning as our independent auditor due to the fact that they had withdrawn their registration with the Public Company Accountability Oversight Board and are no longer able to audit U.S. issuers.

Telford Sadovnick’s reports on the financial statements of our Company for the year ended February 28, 2007 and the period from inception (March 23, 2005) to February 28, 2006 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope or accounting principles with the exception of a statement regarding the uncertainty of our company’s ability to continue as a going concern.

During this period and the subsequent interim periods through August 31, 2007, there were no disagreements with Telford Sadovnick on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Telford Sadovnick’s satisfaction would have caused Telford Sadovnick to make reference to the subject matter of the disagreement in connection with their report for the financial statements for the past year.

On January 7, 2008, our board of directors appointed Davidson & Company LLP, Chartered Accountants as our company’s new independent registered public accounting firm following the dismissal of Telford. Prior to its appointment as independent accountants, our company did not consult Davidson & Company LLP on any of the matters referenced in Item 304(a)(2) of Regulation S-B.

Plan of Operation

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

Current Status of Exploration Projects

American Uranium Corporation has announced an aggressive development program at its cornerstone Reno Creek deposit in Wyoming. Analysis of historical data (including 1,100 drill holes) acquired from Power Resources Inc. convinced American that exploration at the Reno Creek deposit is concluded and a vigorous development program should begin early in 2008. We anticipate moving this property toward future operation as expeditiously as is feasible given the time required of the permitting process.

Planned work for 2008 includes:

  Complete geological report for Reno Creek deposit.
  Obtain permit to drill hydrologic test wells, and commence WY DEQ permitting
  Begin environmental and related work need for State and federal permits/licenses.
  Acquire additional property
  Commence Pinetree exploration drilling

Management believes previously completed work on Reno Creek coupled with its relatively shallow depth make this deposit an ideal candidate for near-term development.

Anticipated Cash Requirements

Over the next 12 months we anticipate that we will incur the following operating expenses:

General and administrative	$832,000
Investor relations	250,000
Mineral property exploration costs	2,650,000
Interest income	(83,000)
TOTAL	$3,649,000

At December 31, we had cash resources of approximately $4,426,000. We believe that we may require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Liquidity and Financial Condition

Working Capital
	At November 30,	At February 28,
	2007	2007
Current assets	$4,649,878	$27,128
Current liabilities	199,711	16,683
Working capital	$4,450,167	$10,445

Cash Flows
	Nine Months Ended
	November 30, 2007	November 30, 2006
Cash flows used in operating activities	$(1,141,952)	$(24,671)
Cash flows used in investing activities	(310,992)	--
Cash flows provided by financing activities	6,051,694	52,930
Net increase (decrease) in cash during period	$4,598,750	$28,259

Working Capital. The increase in our working capital from $10,445 as at February 28, 2007 to $4,450,167 as at November 30, 2007 was primarily due to the issuance of common stock in the amount of $6,065,122 offset by cash used in operations of which $950,000 was incurred to purchase historical drilling data related to our Pinetree/RenoCreek property.

Future Financings

Our plan of operation calls for significant expenses in connection with our properties. We recorded a net operating loss of $1,606,095 for the nine months ended November 30, 2007 and have an accumulated deficit of $1,665,880 since inception. As at November 30, 2007 we had cash of approximately $4,626,000 and for the next 12 months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be approximately $3,649,000, not including additional expenditures that may be required for potential acquisitions to expand our property portfolio or an expanded exploration program. Accordingly we believe we may need to seek additional financing to meet future expenditures.

Obtaining additional financing is subject to a number of factors, including the market prices for uranium. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our independent auditors believe there exists a substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Application of Critical Accounting Estimates

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Mineral Property and Exploration Costs

Exploration costs are expensed as incurred. Development costs are expensed until it has been established that a mineral deposit is commercially mineable and a production decision has been made by our company to implement a mining plan and develop a mine, at which point the costs subsequently incurred to develop the mine on the property prior to the start of mining operations are capitalized.

Our company capitalizes the cost of acquiring mineral property interests, including undeveloped mineral property interests, until the viability of the mineral interest is determined. Capitalized acquisition costs are expensed if it is determined that the mineral property has no future economic value. Exploration stage mineral interests represent interests in properties that are believed to potentially contain (i) other mineralized material such as measured, indicated or inferred resources with insufficient drill hole spacing to qualify as proven and probable mineral reserves and (ii) other mine-related or greenfield exploration potential that are not an immediate part of measured or indicated resources. Our company’s mineral rights are generally enforceable regardless of whether proven and probable reserves have been established. Our company has the ability and intent to renew mineral rights where the existing term is not sufficient to recover undeveloped mineral interests.

Capitalized amounts (including capitalized development costs) are also written down if future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the property’s total carrying value. Management of our company reviews the carrying value of each mineral property periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Reductions in the carrying value of a property would be recorded to the extent that the total carrying value of the mineral property exceeds its estimated fair value. No write downs of mineral property interests were recorded in the period ended November 30, 2007.

Asset Retirement Obligations

In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (''SFAS 143''), the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Our company will record an asset retirement obligation to reflect its legal obligations related to future abandonment of its mineral property interests using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, our company will reassess the obligation to determine whether a change in any estimated obligation is necessary. Our company will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed, our company will accordingly update its assessment. At November 30, 2007, our company had not undertaken any drilling activity on its properties had not incurred significant reclamation obligations. Under Wyoming regulations, a claim may not be abandoned without state approval of any required reclamation.

Consequently, no asset retirement obligation accrual was made in the November 30, 2007 financial statements.

Stock-based Compensation

Management has made significant assumptions and estimates determining the fair market value of stock-based compensation granted to employees and non-employees. These estimates have an effect on the stock-based compensation expense recognized and the additional paid-in capital and share capital balances on our company’s Balance Sheet. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. To date, substantially all of our stock option grants have been to directors and employees. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. These estimates involve inherent uncertainties and the application of management judgment. An expected forfeiture rate of nil was used in the recognition of compensation expense for those options not yet vested at November 30, 2007.

New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FAS No. 109)” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, (b) a reduction in a deferred tax asset or an increase in a deferred tax liability or c) both a and b. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS No. 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation. This Interpretation is effective for fiscal years beginning after December 15, 2006.

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

RISKS AND UNCERTAINTIES

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

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the State of Wyoming as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program.

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

Uranium prices are highly volatile; if a profitable market does not exist, we may have to cease operations.

Uranium prices have been highly volatile, and are affected by numerous international economic and political factors over which American Uranium has no control. The price of uranium has varied over the last five years from approximately US $10.00 per pound to a high of US $138.00 per pound, to the current price of approximately US $90.00 per pound. Uranium is primarily used for power generation in nuclear power plants, and the number of customers is somewhat limited in comparison to other global commodities. The price of uranium is affected by numerous factors beyond our control, including the demand for nuclear power, increased supplies from both existing and new uranium mines, sales of uranium from existing government stockpiles, and political and economic conditions. The Company’s long-term success is highly dependent upon the price of uranium, as the economic feasibility of any ore body discovered on its properties would in large part be determined by the prevailing market price of uranium. If a profitable market does not exist, we may have to cease operations.

The uranium exploration and mining industry is highly competitive.

The uranium industry is highly competitive, and Strathmore is required to compete with other corporations that may have greater resources than ours. Such corporations could outbid us for potential projects or produce minerals at lower costs which would have a negative effect on our operations.

Operating hazards and risks associated with the mining industry could result in Strathmore having to cease operations.

Resource exploration activities generally involve a high degree of risk. Hazards such as unusual or unexpected formations and other conditions are involved. Operations in which we have a direct or indirect interest will be subject to all the hazards and risks normally incidental to exploration, development and production of precious and base metals, any of which could result in work stoppages, damage to or destruction of exploration facilities, damage to life and property, environmental damage and legal liability for any or all damage. We may become subject to liability for cave-ins and other hazards for which it cannot insure or against which it may elect not to insure where premium costs are disproportionate to our perception of the relevant risks. The payment of such insurance premiums and of such liabilities would reduce the funds available for exploration activities and could force Strathmore to cease operations.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception (March 23, 2005) to November 30, 2007 was $1,665,880. We had cash in the amount of $4,625,878 as of November 30, 2007 which is not expected to meet our planned cash requirements for the ensuing year. We cannot provide assurances that we will be able to successfully explore our properties and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, November 30, 2007. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority (FINRA). Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

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

FINRA’s sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission (see above for a discussion of penny stock rules), FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 3.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being November 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out by our principal executive officer and our principal financial officer. Based upon the results of that evaluation, principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this quarterly report, our company’s disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company and our subsidiary is recorded, processed and reported in a timely manner.

Our company’s management, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with generally accepted account principles, unauthorized receipts and expenditures, or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company’s small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers and also require two signatures on significant payments. As of November 30, 2007, our company’s board of directors conclude that our company’s system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our company’s internal controls or in other factors that could significantly affect these controls during the most recent quarter ended November 30, 2007, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

As of November 30, 2007, we were not aware of any material, existing or pending legal proceedings against our company, nor were we involved as a plaintiff in any material proceeding or pending litigation. There were no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, was an adverse party or had a material interest adverse to our interest.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

On September 4, 2007, we closed a private placement of 8,086,829 units of our stock. for gross proceeds of $6,065,125. Pursuant to the private placement, on September 18, 2007 we issued a total of 258,296 shares of our common stock and paid $243,348.45 to various investors as finders’ fees.

We issued 5,625 common shares to one US person to an exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

We issued 252,672 common shares to six non-US persons pursuant to an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

2.

On December 20, 2007, we closed a private placement consisting of 375,000 units of our securities (the “Units”) at a price of US $0.75 per Unit for aggregate proceeds of US $281,250. Each Unit consists of one common share and one-half of one share purchase warrant (a “Warrant”), one whole Warrant shall be exercisable into one additional common share (a “Warrant Share”) at a price of US $1.25 per Warrant Share until December 20, 2009.

We issued 275,000 Units to 10 non-US persons pursuant to an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

We issued 100,000 Units were issued to one US person pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

We will use the proceeds of the transaction to fund our joint venture obligations and for working capital.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION

Effective December 31, 2007, we entered into an amendment to our option and joint venture agreement with Strathmore Resources (US) Ltd. (“Strathmore”) through which we have the option to earn-in a 60% interest in Strathmore’s Pinetree-Reno Creek uranium properties located in Campbell County, Wyoming.

Under the terms of the agreement, Strathmore had a right to retain or earn back an 11% interest in the properties. We have amended the original agreement to remove Strathmore’s right to retain or earn back the 11% interest in the properties.

A copy of the amendment to the option agreement described above is incorporated by reference into this Form 10-QSB. The foregoing summary of the amendment to the option agreement is qualified in its entirety by reference to the amendment to the option agreement itself.

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

10.15

Stock Option Agreement with Devinder Randhawa dated effective September 15, 2007, filed as an exhibit to the quarterly report on Form 10-QSB with the Commission on October 22, 2007 and incorporated herein by reference.

10.16	2007 Stock Option Plan, filed as an exhibit to the current report on Form 8-K with the Commission on September 24, 2007 and incorporated herein by reference.
10.17

Purchase Agreement with Power Resources, Inc., dated October 10, 2007, filed as an exhibit to the current report on Form 8-K with the Commission on October 10, 2007 and incorporated herein by reference.

10.18*	Pinetree-Reno Creek ISR Property Amendment to Option and Joint Venture Agreement.
16.1

Letter from Telford Sadovnick, P.L.L.C. regarding change in certifying accountant filed as an exhibit to the current report on Form 8-K with the Commission on January 14, 2008 and incorporated herein by reference.

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

By:/s/ Robert A. Rich

Robert A. Rich
President, Secretary and Director
(Principal executive officer)

January 21, 2008

By:/s/ Hamish Malkin

Hamish Malkin
CFO, Treasurer and Director
(Principal financial officer)

January 21, 2008