Form 10-K
period 2008-02-29
AMERICAN URANIUM CORP
filed 2008-06-30
CIK 1366899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 29, 2008

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number: 000-52824

AMERICAN URANIUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0491170
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

598 - 999 Canada Place, Vancouver, BC Canada	V6C 3E1
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(604) 685-6153

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
Nil	N/A

Securities registered pursuant to Section 12(g) of the Act

Common Stock, par value $0.00001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]    No [X]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter)
is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [   ]    No [X]

- ii -

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes [   ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

40,982,625 common shares at a price of $0.70 per share for total proceeds of $28,687,837.501

1 The aggregate market value of the voting stock held by non-affiliates is computed by reference to the sale price of our stock which was $0.60 per share reported on Yahoo! Finance on June 9, 2008

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 46,207,625 shares of common stock are issued and outstanding as of June 11, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

- iii -

- iv -

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

PART I

ITEM 1. BUSINESS

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

On May 24, 2007, Robert A. Rich returned 245,000,000 shares of common stock, for no consideration, to our treasury for cancellation.

Description of Property

Our executive and head office is located at 598 - 999 Canada Place, Vancouver, BC Canada V6C 3E1. We have an agreement for the use of this property, which is an agreement for services with CP Capital Group Ltd., which is incorporated by reference to this annual report. Pursuant to the agreement, we pay CP Capital Group Ltd. US $5,000 per month for the provision of the office and related services. We do not feel that the space or arrangement will be suitable for the next 12 months. We intend to make some adjustments to the space and formalize and separate our lease agreement within the next six months.

The description of our mineral claims is under “Item 2 Properties.”

Description of Business

We are in the mineral resource business. Effective August 20, 2007 we entered into an option and joint venture agreement with Strathmore Resources (US) Ltd. Pursuant to the agreement, we have an option to earn-in a 60% interest in Strathmore’s Pinetree-Reno Creek uranium properties located in Campbell County, Wyoming. The property is located in the central Powder River Basin, within the Pumpkin Buttes Uranium District, and encompasses approximately 16,000 acres. Under the terms of the agreement, we have issued six million shares of common stock of our company to Strathmore and have reimbursed Strathmore 100% of its expenditures incurred by Strathmore for the Property, in the amount of $300,000. We are required to reimburse funds spent by Strathmore to acquire additional uranium leases (which will then form part of the property); and incur a total of $33,000,000 in expenditures on the Property over a six year period.

Reports to security holders

We file reports and other information with the SEC. This annual report on Form 10-K, historical information about our company and other information can be inspected and copied at the Public Reference Room of the SEC located at Room 1580, 100 F Street, N.E., Washington D.C. 20549. Copies of such materials, including copies of any portion of this annual report on Form 10-K, can be obtained from the Public Reference Room of the SEC at prescribed rates. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room. Such materials may also be accessed electronically by means of the SEC’s home page on the Internet (http://www.sec.gov).

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this report in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks Related To Our Business

1.           Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration program that we intend to undertake on the Pine Tree-Reno Creek Property and any additional properties that we may acquire. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the Pine Tree-Reno Creek Property may not result in the discovery of uranium. Any expenditures that we may make in the exploration of any other mineral property that we may acquire may not result in the discovery of any commercially exploitable mineral resources. Problems such as unusual or unexpected geological formations and other conditions are involved in all mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our interests in the Pine Tree-Reno Creek Property. If this happens, our business will likely fail.

2.            Because of the speculative nature of the exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of any quantities of uranium on the Pine Tree-Reno Creek Property or any other additional properties we may acquire.

We intend to continue exploration on the Pine Tree-Reno Creek Property and we may or may not acquire additional interests in other mineral properties. The search for minerals as a business is extremely risky. We can provide investors with no assurance that exploration on the Pine Tree-Reno Creek Property, or any other property that we may acquire, will establish that any commercially exploitable quantities of minerals exist.

Additional potential problems may prevent us from discovering any minerals. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. If we are unable to establish the presence of minerals on our property, our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors may lose all of their investment in our company.

3.            Because of the inherent dangers involved in mineral exploration and exploitation, there is a risk that we may incur liability or damages as we conduct our business.

The search for minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

4.            The potential profitability of mineral ventures depends in part upon factors beyond the control of our company and even if we discover and exploit mineral deposits, we may never become commercially viable and we may be forced to cease operations.

The commercial feasibility of an exploration program on a mineral property is dependent upon many factors beyond our control, including the existence and size of mineral resources in the properties we explore, the proximity and capacity of processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental regulation. These factors cannot be accurately predicted and any one or a combination of these factors may result in our company not receiving an adequate return on invested capital. These factors may have material and negative effects on our financial performance and our ability to continue operations.

5.            Exploration and exploitation activities are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Exploration and exploitation activities are subject to federal, provincial or state, and local laws, regulations and policies, including laws regulating the removal of natural resources from the ground and the discharge of materials into the environment. Exploration and exploitation activities are also subject to federal, provincial or state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.

Environmental and other legal standards imposed by federal, provincial or state, or local authorities may be changed and any such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages that we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Any laws, regulations or policies of any government body or regulatory agency may be changed, applied or interpreted in a manner which will alter and negatively affect our ability to carry on our business.

6.            Uranium prices are highly volatile; even if we do discover a deposit of uranium, if the price of uranium is too low, we would not be able to exploit that resource.

Uranium prices have been highly volatile, and are affected by numerous international economic and political factors over which American Uranium has no control. The price of uranium has varied over the last five years from a high of approximately $138.00 per pound to a low of approximately $10.00 per pound. The price as of May 27, 2008 was approximately $60.00 per pound. Uranium is primarily used for power generation in nuclear power plants, and the number of customers is somewhat limited in comparison to other global commodities. The price of uranium is affected by numerous factors beyond our control, including the demand for nuclear power, increased supplies from both existing and new uranium mines, sales of uranium from existing government stockpiles, and political and economic conditions.

Our long-term success is highly dependent upon the price of uranium, as the economic feasibility of any ore body discovered on its properties would in large part be determined by the prevailing market price of uranium. If a profitable market does not exist, we may have to cease operations.

Risks Associated With Our Company

7.            Because (a) the Pine Tree-Reno Creek Property is the only property that we currently intend to explore (b) the Pine Tree-Reno Creek Property may not contain commercially exploitable uranium and (c) we have never made a profit from our operations, our securities are highly speculative and investors may lose all of their investment in our company.

Our securities must be considered highly speculative, generally because of the nature of our business and our early stage of operations. We currently intend to conduct an exploration program on our Pine Tree-Reno Creek Property only. The Pine Tree-Reno Creek Property is in the exploration stage only. We may or may not acquire additional interests in other mineral properties and we do not have plans to acquire rights in any specific other mineral properties as of the date of this report. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. So, any profitability in the future from our business will be dependent upon locating and exploiting uranium on the Pine Tree-Reno Creek Property or mineral deposits on any additional properties that we may acquire. It is uncertain whether any mineral properties that we may acquire or have an interest in, including the Pine Tree-Reno Creek Property will contain commercially exploitable mineral deposits and any funds that we spend on exploration likely will be lost. We may never discover commercially exploitable uranium in the Pine Tree-Reno Creek Property or any other area, or we may do so and still not be commercially successful if we are unable to exploit those mineral deposits profitably. We may not be able to operate profitably and may have to cease operations, the price of our securities may decline and investors may lose all of their investment in our company.

8.            As we face intense competition in the uranium exploration and exploitation industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees. If we are unable to successfully compete for properties, financing or for qualified employees, or if our competitors are able to locate and produce minerals at lower costs, our operations will suffer.

Our competition in this area includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may have to compete for financing and be unable to acquire financing on terms we consider acceptable. We may also have to compete with the other mining companies in the region for the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for properties, financing or for qualified employees, or if our competitors are able to locate and produce minerals at lower costs, our operations will suffer.

9.            We have a history of losses and have a deficit, which raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from March 23, 2005 (Inception) to February 29, 2008 was $2,955,958. We had cash and cash equivalents in the amount of $4,104,596 as of February 29, 2008, which is sufficient to meet our planned cash requirements for the ensuing year but may not be sufficient to meet unexpected or unbudgeted expenditures. We have no income from operations. We estimate our average monthly operating expenses to be approximately $174,000 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated June 20, 2008. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

10.            Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease our exploration activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or will generate positive cash flow in the future. We will require additional financing in order to proceed beyond the first few months of our exploration program. We will also require additional financing for the fees we must pay to maintain our status in relation to the rights to our properties and to pay the fees and expenses necessary to become and operate as a public company.

We will also need more funds if the costs of the exploration of our uranium claims are greater than we have anticipated. We will require additional financing to sustain our business operations if we are not successful in earning revenues. We will also need further financing if we decide to obtain additional mineral properties. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

11.            Because we may never earn revenues from our operations, our business may fail.

Prior to the completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our exploration for minerals, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

12.            We have a limited operating history and if we are not successful in operating our business, then investors may lose all of their investment in our company.

Our company has a limited operating history and is in the exploration stage. The success of our company is significantly dependent on the uncertain events of the discovery and exploitation of uranium on the Pine Tree-Reno Creek Property. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

13.            Because Hamish Malkin, our Chief Financial Officer, Treasurer and a director of our company, is employed elsewhere, his time and efforts will not be devoted to our company full-time and our business could suffer.

Hamish Malkin, our Chief Financial Officer and a director of our company is not devoted to our company on a full time basis. As a result, he manages our company on a part-time basis. He spends approximately five to 20 hours per week managing our company. Because of this fact, the management of our company may suffer and our company could under-perform or fail.

Risks Associated With Our Common Stock

14.            Sales of a substantial number of shares of our common stock into the public market by the selling shareholders may cause a reduction in the price of our stock and purchasers who acquire shares from the selling shareholders may lose some or all of their investment.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the price of our common stock. After our registration statement is declared effective, the selling shareholders may resell up to 26% of the issued and outstanding shares of our common stock, which is 28% of our issued and outstanding shares that are not held by our directors, officers or control persons.

At that time, a substantial number of our shares of common stock which have been issued may be available for immediate resale, which could have an adverse effect on the price of our common stock. As a result of any such decreases in the price of our common stock, purchasers who acquire shares from the selling shareholders may lose some or all of their investment.

Any significant downward pressure on the price of our common stock as the selling shareholders sell the shares of our common stock could encourage short sales by the selling shareholders or others. Any such short sales could place further downward pressure on the price of our common stock.

15.            We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to ever pay any cash dividends. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

16.            Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

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

17.            Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a shareholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Pine Tree-Reno Creek Property

We are in the mineral resource business. Effective August 20, 2007 we entered into an option and joint venture agreement with Strathmore Resources (US) Ltd. Pursuant to the agreement, we have an option to earn-in a 60% interest in Strathmore’s Pinetree-Reno Creek uranium properties located in Campbell County, Wyoming. The property is located in the central Powder River Basin, within the Pumpkin Buttes Uranium District, and encompasses approximately 16,000 acres. Under the terms of the agreement, we have issued six million shares of common stock of our company to Strathmore and have reimbursed Strathmore 100% of its expenditures incurred by Strathmore for the Property, in the amount of $300,000. We are required to reimburse funds spent by Strathmore to acquire additional uranium leases (which will then form part of the property); and incur a total of $33,000,000 in expenditures on the Property over a six year period of which $1,500,000 must be incurred in the first year, $1,500,000 in the second year, $2,000,000 in the third year and $28,000,000 before the end of the sixth year.

Pursuant to the agreement, if we incur $12,375,000 in expenditures, we will earn a 22.5% interest in the property and at that point will become a joint venture partner with Strathmore. Until we have earned our 60% interest in the property, Strathmore will be the operator. We had no pre-existing affiliation with Strathmore Resources.

On March 23, 2005 we acquired a 100% interest in one-24 unit mineral claims in the Nanaimo Mining Division, British Columbia, Canada, in consideration for $1,750. The claims on that property are registered in the name of the former President of our Company, who has executed a trust agreement whereby the former President agrees to hold the claims in trust on our behalf. We do not believe that this property is material to our company and we do not intend to explore this property in the foreseeable future.

Effective August 20, 2007, the Company entered into an agreement with Strathmore Resources (US) Ltd. (“Strathmore”) for an option to earn-up to a 60% interest in the Pine Tree-Reno Creek Property located in Campbell County, Wyoming. the Pine Tree-Reno Creek Property, the only property we currently intend to explore, is without known reserves and our proposed program is exploratory in nature.

Effective December 31, 2007, we entered into an amendment to our option and joint venture agreement with Strathmore Resources (US) Ltd. (“Strathmore”) through which we have the option to earn-in a 60% interest in Strathmore’s Pine Tree-Reno Creek Property located in Campbell County, Wyoming.

Under the terms of the agreement, Strathmore had a right to retain or earn back an 11% interest in the properties. In January 2008, the original agreement was amended to remove Strathmore’s right to retain or earn back the 11% interest in the properties.

Under the terms of the agreement, as amended, the Company has:

  Issued 6,000,000 shares of common stock to Strathmore (issued);

  Reimbursed Strathmore 100% of the expenditures incurred by Strathmore for the property, up to a maximum of $300,000 (paid), plus any funds spent by Strathmore to acquire additional uranium leases (which will then form part of the property); and

Under the terms of the agreement, as amended, the Company intends to:

  Incur a total of $33,000,000 in expenditures on the property over a six year period, of which $1,500,000 must be incurred in the first year.

Pursuant to the agreement, if we incur $12,375,000 in expenditures, we will earn a 22.5% interest in the property and at that point will become a joint venture partner with Strathmore. The remaining 37.5% interest will be earned upon incurring the balance of $20,625,000 in required expenditures. The subsequent amendment in January, 2008 resulted in the deletion of Strathmore’s right to earn back an 11% interest in the property for $14,000,000 within 90 days of the delivery of a feasibility report. Strathmore will be the operator until the Company earns a 60% interest in the property.

Maps of the Pine Tree-Reno Creek Property are included below under the section entitled “Location and Description of the Property”. There is no assurance that any commercially viable uranium or any other type of mineral deposits exist on the any of our properties. We acquired an option to earn an interest in the Pine Tree-Reno Creek Property at a mineral claim costs of $8,160,000 represented by $300,000 and the issuance of 6,000,000 shares with a fair value of $7,860,000.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. In 2008, we will commence the initial phase of exploration on our property. Once we complete each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our board of directors will make these decisions based upon the recommendations of the independent geologist who oversees the program and records the results.

Our plan of operation is to carry out the agreement that we entered into, effective August 20, 2007, with Strathmore Resources (US) Ltd. That agreement provides for an option for our company to earn-up to a 60% interest in the Pine Tree-Reno Creek Property located in Campbell County, Wyoming.

Our plan of operations over the next 12 months involves carrying out the terms of the joint venture agreement with Strathmore Resources (US) Ltd. We intend to acquire, integrate and analyze existing drill data for the joint venture property and add fill-in properties to the joint venture lands in order to increase our resource base.

Then, we anticipate implementing a program of exploration in May 2008. The program will involve data analysis, test well drilling and monitoring, environmental studies and permitting work.

Planned work for 2008 includes:

  Obtain permit to drill hydrologic test wells from Wyoming’s State Engineer’s Office and State Department of Environmental Quality, Land Quality Division;

  Begin environmental and related work need for State and Federal permits/licenses; and,

  Acquire additional property.

Under the terms of the agreement with Strathmore Resources (US) Ltd., we have issued 6,000,000 shares of common stock to Strathmore, as the first part of our obligations under the agreement.

Under the terms of the agreement with Strathmore Resources (US) Ltd., we have agreed to reimburse Strathmore 100% of its expenditures incurred for the property, up to a maximum of $300,000, plus any funds spent by Strathmore to acquire additional uranium leases, which will then form part of the property; and, incur a total of $33,000,000 in expenditures on the property over a six year period, of which $1,500,000 must be incurred in the first year.

The agreement provides that we will earn a 22.5% interest in the Pine Tree-Reno Creek Property once we have incurred $12,375,000 of the required $33,000,000 expenditures. The remaining 37.5% interest will be earned upon incurring the balance of $20,625,000 in required expenditures. Strathmore will be the operator until the Company earns the 60% interest in the property.

Over the next 12 months we intend to continue to integrate and analyze existing drill data Geologic Data related to our Reno Creek prospect that we acquired on October 10, 2007 through a Purchase Agreement with Power Resources, Inc. in exchange for consideration of $950,000.

Even if we complete all of the steps under the agreement and we are successful in finding economically recoverable uranium, we may not be able to pay our expenses or achieve profitable operations.

The Pine Tree-Reno Creek Property is comprised of 123 unpatented mining claims. Many of the claims on the property are on split-title lands. This means that the surface of the land is owned by private landowners and the underlying minerals are owned by the federal government and administered by the U.S. Department of Interior’s Bureau of Land Management (BLM). The remainder of the property is comprised of claims held through state and private leases.

Location and Description of the Pine Tree-Reno Creek Property

The Pine Tree-Reno Creek Property is located in Wyoming's Powder River basin in the Pumpkin Buttes District. The region of the Pine Tree-Reno Creek Property has been designated by the U.S. Department of Agriculture as part of the Northern Rolling High Plains of the Western Great Plains Range and Irrigated Region. The property is generally covered by sagebrush and grasslands with scattered intermittent drainages. The drainages sometimes produce steep channel walls.

Land use in the Reno Creek vicinity is dominated by cattle and sheep ranching. Crops are limited to hay and forage. Oil and gas exploration and coal and coal-bed methane extraction occurs in the area and there is significant infrastructure in place that may be of assistance to the exploration of the Pine Tree-Reno Creek property.

Climate

The Pine Tree-Reno Creek uranium property’s climate is semi-arid and receives an annual precipitation of approximately 12-15 inches, the most falling in the form of late autumnal to early spring snows. The summer months are usually hot, dry and clear except for infrequent heavy rains. Because of the dry climate, all streams in the area are intermittent, with no perennial streams near the prospect. The annual mean temperature is 58.3°F; with the January mean being 24.8°F and the July mean of 70.5°F. Temperature extremes range from -30°F to over 100°F.

Access to Property

The Pine Tree-Reno Creek Property is accessible via paved or dirt roads.

The Property is located approximately 80 highway miles northeast of Casper, Wyoming 40 miles south of Gillette, Wyoming and 9 highway miles west of Wright, Wyoming. Access to the project area is very good, with Wyoming Highway 387 passing through the Property boundary. Well-maintained, graveled county and gas-oil field roads in conjunction with ranchers’ two-track trails provide good access for drilling locations.

Exploration History

The Pine Tree-Reno Creek area has been extensively explored since the 1950's. During the 1980's and 1990’s, Rocky Mountain Energy Corp., Energy Fuels Inc. and International Uranium Corp. (Denison) carried out In-Situ Recovery testing on the Pine Tree and Reno Creek properties.

During the late 1990’s, International Uranium Corp nearly completed all required State and Federal permitting of the Reno Creek In-Situ Recovery mine and processing facility, including US Nuclear Regulatory Commission license. The property was subsequently held by Rio Algom and Power Resources, which abandoned it in 2003. Strathmore Minerals Corp. obtained Reno Creek in 2004 and we formed our joint venture with them in 2007.

Figure 1

Figure 2 Reno Creek Property: Claim Location Map from Technical Report on the

Figure 3 State of Wyoming: Physiography

Mineralization of the Reno Creek Property

The Pine Tree-Reno Creek Property is comprised of two sections: (1) the Pine Tree Property and (2) the Reno Creek Property.

The earth at the Pine Tree-Reno Creek Property is sandstone, known as the lower “Wasatch Formation” of Eocene age. The Wasatch Formation is a fluvial sedimentary sequence that was deposited during a period of wet, subtropical climatic conditions. The major source of the sands was from highlands to the south and southwest that were uplifted by the shifting of tectonic plates and the formation of mountains. Sediments were deposited by meandering streams which deposited channel and point bar sediments that fine upwards through the sequence. In addition to the medium grained sands, there are smaller amounts of clay and siltstones, carbonaceous shale and thin coal seams. The sandstone on the claims shows signs of being altered, in places, by oxidization, exhibiting hematitic alteration colors, which are shades of pink, light red, brownish-red and orange-red, and limonitic colors, which are shades of yellow, yellowish-orange, yellowish-brown and reddish-orange. The alteration colors are easily distinguished from the unaltered medium-bluish gray sands. Feldspar alteration, which gives a “bleached” appearance to the sands from the chemical alteration of feldspars into clay minerals, is also present.

Carbon trash is occasionally present in both the altered and reduced sands. In general, the unaltered sands have a greater percentage of organic carbon (~0.2%) than the altered sands (0.13%) in selected cores (historical data) analyzed. Carbon in unaltered sands is shiny; while it is dull and flaky in the altered sands.

The Pine Tree-Reno Creek Property is located on private lands and State Leases wherein the underlying minerals are respectively by the federal and state governments. The federal mineral rights are administered by the U.S. Department of Interior’s Bureau of Land Management. As part of the Stock Raising Homestead Act of 1916, lands that were not suitable for cultivation but were suitable for stock grazing were patented with the mineral rights retained by the government of the United States. This act allows for the locating of mining claims atop federal minerals on privately held lands. The lands on which the Pine Tree-Reno Creek claims lie were patented under the Stock Raising Homestead Act of 1916. Management believes that the proper notices have been filed and delivered and we intend to ensure that the status is maintained during our exploration program or longer, depending on the interests of our company.

The Pine Tree–Reno Creek Property currently has a mostly natural appearance in spite of on-going oil, gas and coal bed methane activities. There is little evidence of previous uranium exploration activity.

Work Conducted By American Uranium

No work has yet been conducted by American Uranium on the Pine Tree-Reno Creek Property. We plan to begin a program of exploration in the second calendar quarter of 2008.

Current State of Exploration

We have not yet begun our exploration program on the Pine Tree-Reno Creek Property. We have not determined whether any of the known uranium deposits on the Pine Tree-Reno Creek Property will be economically exploitable or whether additional uranium will be found.

American Uranium Proposed Program of Exploration

Our plan of operations over the next 12 months involves carrying out the terms of the joint venture agreement with Strathmore Resources (US) Ltd. We intend to acquire, integrate and analyze existing drill data for the joint venture property and add fill-in properties to the joint venture lands in order to increase our resource base.

Then, we anticipate implementing a program of exploration in May 2008. The program will involve data analysis, test well drilling and monitoring, environmental studies and permitting work.

Planned work for 2008 includes:

  Obtain permit to drill hydrologic test wells from Wyoming’s State Engineer’s Office and State Department of Environmental Quality, Land Quality Division;

  Begin environmental and related work need for State and Federal permits/licenses; and,

  Acquire additional property.

Under the terms of the agreement with Strathmore Resources (US) Ltd., we have issued 6,000,000 shares of common stock to Strathmore, as the first part of our obligations under the agreement.

Under the terms of the agreement with Strathmore Resources (US) Ltd., we have agreed to reimburse Strathmore 100% of its expenditures incurred for the property, up to a maximum of $300,000, plus any funds spent by Strathmore to acquire additional uranium leases, which will then form part of the property; and, incur a total of $33,000,000 in expenditures on the property over a six year period, of which $1,500,000 must be incurred in the first year.

The agreement provides that we will earn a 22.5% interest in the Pine Tree-Reno Creek Property if we incur $12,375,000 of the required $33,000,000 expenditures. The remaining 37.5% interest will be earned upon incurring the balance of $20,625,000 in required expenditures. Strathmore will be the operator until the Company earns the 60% interest in the property.

Over the next 12 months we intend to continue to integrate and analyze existing drill data Geologic Data related to our Reno Creek prospect that we acquired on October 10, 2007 through a Purchase Agreement with Power Resources, Inc. in exchange for consideration of $950,000.

Even if we complete all of the steps under the agreement and we are successful in finding economically recoverable uranium, we may not be able to pay our expenses or achieve profitable operations.

Holding costs of the unpatented lode mining claims include a claim maintenance fee of $125.00 per claim payable to the U.S. Department of Interior’s Bureau of Land Management on or before September 1 of each calendar year and those for recording an affidavit and Notice of Intent to hold with the Office of the Clerk, Campbell County Wyoming. County filing fees for documents is $8.00 for the first page and $3.00 per page thereafter, with up to 10 sections of land noted per document. The above Bureau of Land Management maintenance fees will be due again before September 1, 2008, and each year thereafter, the affidavit and Notice of Intent fees will be due again before December 31, 2008, and each year thereafter.

Property in British Columbia, Canada

We also hold a 100% interest in one, 24-unit mineral claim in the Nanaimo Mining Division, British Columbia, Canada. The claims are registered in the name of our former President, who has executed a trust agreement whereby he agrees to hold the claims in trust on our behalf. Management has determined that this property is not material to us and we will not conduct an exploration program on this property in the foreseeable future.

Compliance with Government Regulation

We will secure all necessary permits for exploration and, if development is warranted on the Pine Tree-Reno Creek Property, we will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. If we ever abandon the Pine Tree-Reno Creek Property, we plan to seal or fill in all holes and pits that we have created. It is difficult to estimate the cost of compliance with environmental laws since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

Competition

The mining industry is intensely competitive. We compete with numerous individuals and companies, including many major mining companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for access to funds. There are other competitors that have operations in the area and the presence of these competitors could adversely affect our ability to compete for financing and obtain the service providers, staff or equipment necessary for the exploration and exploitation of the Pine Tree-Reno Creek Property.

Intellectual Property

We do not have any intellectual property.

Employees

We currently have three employees: two full-time and one part-time. Our full-time employees are our President, Secretary and a director and our Manager of Corporate Development. Our part-time employee is our CFO, Treasurer and a director. We have entered into a consulting agreement with part-time employee, which is incorporated by reference as an exhibit to the annual report on Form 10-K of which this report forms a part. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

ITEM 3. LEGAL PROCEEDINGS

To the best of our knowledge, we are currently not a party to any legal or bankruptcy proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the OTC Bulletin Board under the symbol “AUUM”. The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTC Bulletin Board. The bid prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. The last sale price of our common stock on June 9, 2008, was $0.70 per share.

Quarter Ended	Bid High	Bid Low
05/31/2006	$0.00	$0.00
08/31/2006	$0.00	$0.00
11/30/2006	$0.00	$0.00
02/28/2007	$0.00	$0.00
05/31/2007	$1.89	$0.00
08/31/2007	$1.70	$1.02
11/30/2007	$1.57	$1.02
02/28/2008	$1.20	$0.75
03/31/2008	$0.85	$0.85

Transfer Agent

The transfer agent and registrar for our common stock is Pacific Stock Transfer Company, Telephone: (702) 361-3033, Fax: (702) 433-1979.

Holders of Common Stock

As of May 16, 2008, we have 173 shareholders holding 46,207,625 shares of our common stock.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Since the end of our last quarter, we have issued the following securities:

1.

On March 14, 2008 we issued options to one of our consultants to purchase an aggregate of up to 250,000 shares of our common stock at an exercise price of $0.80 per share, exercisable until March 14, 2012. The options are subject to vesting provisions.

2.

On February 14, 2008 we issued options to one of our directors to purchase an aggregate of up to 300,000 shares of our common stock at an exercise price of $0.85 per share, exercisable until February 14, 2013. The options are subject to vesting provisions.

The stock options were issued to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

3.

On January 15, 2008 we issued options to one of our directors to purchase an aggregate of up to 300,000 shares of our common stock at an exercise price of $1.00 per share, exercisable until January 15, 2013. The options are subject to vesting provisions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table is a summary of purchases made by or on behalf of our company or any "affiliated purchaser," of shares or other units of any class of the our equity securities that is registered by the issuer pursuant to section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 2007	Nil	Nil	Nil	Nil
April 2007	Nil	Nil	Nil	Nil
May 2007	245,000,000	$0.00(1)	Nil	N/A
June 2007	Nil	Nil	Nil	Nil
July 2007	Nil	Nil	Nil	Nil
August 2007	Nil	Nil	Nil	Nil
September 2007	Nil	Nil	Nil	Nil
October 2007	Nil	Nil	Nil	Nil
November 2007	Nil	Nil	Nil	Nil
December 2007	Nil	Nil	Nil	Nil
January 2008	Nil	Nil	Nil	Nil
February 2008	Nil	Nil	Nil	Nil
Total	Nil	Nil	Nil	Nil

1. Robert A. Rich returned 245,000,000 shares of common stock for no consideration on May 24, 2007 for cancellation.

ITEM 6 SELECTED FINANCIAL DATA

N/A

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report on Form 10-K.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are an exploration stage company. We have commenced very limited operations and we currently have no business revenue. Our assets consist of cash and cash equivalents, prepaid expenses, nominal equipment and mineral property interests. There can be no assurance that we will generate revenues in the future or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

Current Status of Exploration Projects

American Uranium Corporation has announced an exploration program at its cornerstone Reno Creek deposit in Wyoming. Analysis of historical data (including 1,100 drill hole logs) acquired from Power Resources Inc. convinced American that no more exploration drilling will be needed at the Reno Creek deposit. We anticipate moving this property toward future operation as expeditiously as is feasible given the time required of the permitting process.

Anticipated Cash Requirements

We estimate that our total expenditures over the next 12 months will be approximately $2,091,000. Our plan of operations for the next 12 months is to complete the following objectives:

General and administrative and Accounting and Legal	$753,000
Investor relations	277,000
Mineral property exploration costs	1,096,000
Interest income	(35,000)
TOTAL	$2,091,000

At February 29, 2008 we had cash resources of approximately $4,105,000. We believe that we may require additional funds to implement our growth strategy in exploration operations over the next 12 months ending April 30, 2009. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. If we need and are unable to obtain additional financing, we could be forced to scale down or cease operations and investors could lose their entire investment in our common stock. We may continue to be unprofitable.

Liquidity and Capital Resources

Our financial condition for the year ended February 29, 2008 and February 28, 2007 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	At February	At February
	29	28
	2008	2007
Current assets	$4,379,596	$27,128
Current liabilities	1,055,860	16,683
Working capital	$3,323,736	$10,475

Cash Flows

	Year Ended

	February 29	February 28
	2008	2007
Cash flows used in operating activities	$(1,674,466)	$(25,821)
Cash flows used in investing activities	(310,992)	-
Cash flows provided by financing activities	6,062,926	52,930
Net increase (decrease) in cash during period	$4,077,468	$27,109

Working Capital

The increase in our working capital from $10,475 as at February 28, 2007 to $3,323,736 as at February 29, 2008 was primarily due to the issuance of common stock in the amount of $6,062,926, net of costs of share issuance offset by cash used in operations of which $950,000 was incurred to purchase historical drilling data related to our Pine Tree -Reno Creek property.

Cash Used In Operating Activities

During the year ended February 29, 2008 we used net cash in operating activities in the amount of $1674,466 (2007 - $25,821). The cash used in year ended February 29, 2008 by our operating activities is primarily represented by mineral property expenditures of $1,204,528 (2007 - $7,000). Administrative expenses and investor relations net of interest income comprise the balance. For the prior year the cash used in operating activities is represented solely by administrative expenses.

Cash from Financing Activities

We received net cash from financing activities in the amount of $6,062,926 during the year ended February 29, 2008 compared to $52,930 during the year ended February 28, 2007. Net cash generated by financing activities is attributable to the private placement financings of our common stock that we have completed since our incorporation. We have applied these proceeds towards operations and our working capital.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended February 29, 2008 which are included herein.

Our operating results for the year ended February 29, 2008, for the period from our inception on March 23, 2005 through to February 29, 2008 and the changes between those periods for the respective items are summarized as follows:

	Year Ended	Year Ended
	February 29,	February 28,
	2008	2007
Legal and audit	$198,231	$18,169
Financing costs	761,565
General and administrative	42,517	5,295
Management fees	573,609	6,000
Mineral property expenditures	1,204,528	7,000
Net loss	$2,896,173	$36,464

Revenues

We have had no operating revenues since our inception on March 23, 2005 through to the period ended February 29, 2008. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative

The increase in our general and administrative expenses for the year ended February 29, 2008 was due to costs incurred to manage the administration of our Reno Creek project, including the establishment of a corporate office.

Legal and Audit

The increase in legal and audit fees for the year ended February 29, 2008 was due expanded scope of operations. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements. Our legal expenses represent amounts paid to legal counsel in connection with our corporate activities and the preparation or review of our reports and other disclosure filed with the SEC. Legal and audit expenses will be ongoing during fiscal 2008 as we are subject to the reporting obligations of the Securities Exchange Act of 1934.

Financing Costs

The Company agreed to use its best efforts to register the August 2007 and January 2008 private placement common shares for resale by the purchasers within 180 days of issue. The Company also agreed, if the shares had not been registered by that date, to pay as a penalty to each purchaser an amount equal to 2% of the amount invested for each month that the shares remained unregistered, to a maximum of 6 months. At February 29, 2008, the shares had not been registered for resale and, as a consequence, the Company has accrued in accounts payable the full penalty as a financing cost in the amount of $761,565.

Management Fees

Management fees for the year ended February 29, 2008 include fees paid to the Company’s new president and chief financial officer and stock-based compensation of $414,184. Management fees for the year ende d February 28, 2007 represent services donated by the Company’s former president.

Mineral Property Exploration Costs

During the year ended February 29, 2008 we expended $1,204,528 on our Reno Creek project, of which $950,000 was spent to purchase drill date that formed the basis of a technical report. Other expenses related to various environmental and permitting activities.

During the year ended February 28, 2007 we expended $7,000 on exploration on our mineral property to acquire a mineral property in Nanaimo B.C. The mineral property was subsequently written off. Management has determined that this property is not material to us and we will not conduct an exploration program on this property in the foreseeable future.

Off Balance Sheet Arrangements

Our company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(Expressed in United States dollars)

February 29, 2008

DAVIDSON & COMPANY LLP		A Partnership of Incorporated Professionals
Chartered Accountants

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of
American Uranium Corporation
(An Exploration Stage Company)

We have audited the accompanying balance sheet of American Uranium Corporation (An Exploration Stage Company, formerly known as Alpine Resources Corporation) as at February 29, 2008 and the related statements of operations, stockholders' equity and cash flows for the year then ended We have also audited the statements of operations, stockholders’ equity and cash flows for the period from inception (March 23, 2005) to February 29, 2008, except that we did not audit these financial statements for the period from inception (March 23, 2005) through February 28, 2007; those statements were audited by other auditors whose report dated April 4, 2007 expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. Our opinion, insofar as it relates to the amounts for the period from inception (March 23, 2005) through February 28, 2007, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Uranium Corporation as at February 29, 2008 and the results of its operations and its cash flows for the year then ended and for the period from inception (March 23, 2005) to February 29, 2008 in conformity with generally accepted accounting principles in the United States of America.

As described in Note 8 to the financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, on March 1, 2007

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is an exploration stage company, has no established sources of revenue and is dependant on its ability to raise capital from stockholders or other sources to sustain operations.. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”
Vancouver, Canada	Chartered Accountants
June 20, 2008

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
American Uranium Corporation
(formerly Alpine Resources Corporation)
(An Exploration Stage Company)

We have audited the accompanying balance sheet of American Uranium Corporation (formerly Alpine Resources Corporation) (the “Company”) (an Exploration Stage Company) as of February 28, 2007, the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended, and for the period from inception on March 23, 2005 to February 28, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of American Uranium Corporation (formerly Alpine Resources Corporation) (an Exploration Stage Company) as at February 28, 2007, the results of its operations and its cash flows for the year then ended, and for the period from inception on March 23, 2005 to February 28, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TELFORD SADOVNICK, P.L.L.C.

TELFORD SADOVNICK, P.L.L.C.
CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
April 4, 2007

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
BALANCE SHEETS
(Expressed in United States Dollars)

	February 29,	February 28,
	2008	2007

ASSETS

Current
Cash and cash equivalents	$4,104,596	$27,128
Prepaid expenses (Note 3)	275,000	-
Total current assets	4,379,596	27,128

Equipment (Note 4)	8,960	-

Mineral property interests (Note 5)	8,160,000	-

Total assets	$12,548,556	$27,128

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities (Note 6)	$897,278	$1,500
Due to related party (Note 7)	-	15,183
Due to Strathmore Resources (US) Ltd. (Note 5)	158,582	-
	1,055,860	16,683
Commitments (Note 11)

Stockholders' Equity

Common stock, 5,000,000,000 shares authorized with a par value	462	2,765
of $0.00001 (issued: February 29, 2008 - 46,207,625;
February 28, 2007 - 276,487,500)
Additional paid-in capital	14,426,442	50,215
Donated capital (Note 7)	21,750	17,250
Deficit accumulated during exploration stage	(2,955,958)	(59,785)

Total stockholders' equity	11,492,696	10,445

Total liabilities and stockholders' equity	$12,548,556	$27,128

Nature and continuance of operations (Note 1)
Subsequent events (Note 12)

The accompanying notes are an integral part of these financial statements.

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

			Inception
			(March 23,
	Year Ended	Year Ended	2005) to
	February 29,	February 28,	February 29,
	2008	2007	2008

Expenses

Consulting fees (Note 6)	$72,849	$-	$72,849
Depreciation	2,032	-	2,032
Financing costs (Note 6)	761,565	-	761,565
General and administrative	42,517	5,295	50,883
Investor relations	147,369	-	147,369
Legal and audit	198,231	18,169	229,400
Management fees (Notes 6 and 7)	573,609	6,000	585,109
Mineral property expenditures (Note 5)	1,204,528	7,000	1,213,278

Loss before other item	(3,002,700)	(36,464)	(3,062,485)
Interest income	106,527	-	106,527

Net Loss	$(2,896,173)	$(36,464)	$(2,955,958)

Basic and diluted loss per share	$(0.03)	$(0.00)

Weighted average number
of shares outstanding	100,404,282	258,090,727

The accompanying notes are an integral part of these financial statements.

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(Expressed in United States Dollars)

					Deficit
					Accumulated
					During the	Total
	Number of		Additional	Donated	Exploration	Stockholders'
	common shares	Par Value	Paid-in Capital	Capital	Stage	Equity

Balance, March 23, 2005		$-	$-	$-	$-	$-
(date of inception)
Shares issued:
Initial capitalization	250,000,000	2,500	(2,450)	-	-	50
Donated services	-	-	-	8,250	-	8,250
Net loss for the period	-	-	-	-	(23,321)	(23,321)

Balance, February 28, 2006	250,000,000	2,500	(2,450)	8,250	(23,321)	(15,021)
Shares issued:
Private placement	26,487,500	265	52,665	-	-	52,930
Donated services	-	-	-	9,000	-	9,000
Net loss for the year	-	-	-		(36,464)	(36,464)

Balance, February 28, 2007	276,487,500	2,765	50,215	17,250	(59,785)	10,445
Shares issued:
Private placements	8,461,829	85	6,346,285	-	-	6,346,370
For purchase of mineral rights	6,000,000	60	7,859,940	-	-	7,860,000
Common stock subscribed						-
Shares returned to treasury	(245,000,000)	(2,450)	2,450	-	-	-
Share issue costs	-	-	(283,444)	-	-	(283,444)
Finders' fee	258,296	2	(2)	-	-	-
Donated services	-	-	-	4,500	-	4,500
Stock-based compensation	-	-	450,998	-	-	450,998
Net loss for the year	-	-	-	-	(2,896,173)	(2,896,173)
Balance, February 29, 2008	46,207,625	$462	$14,426,442	$21,750	$(2,955,958)	$11,492,696

On April 10, 2007, the Company effected a 50:1 forward stock split of the authorized, issued and outstanding common stock (Note 6). All share and per share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these financial statements.

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

			Inception
			(March 23,
	Year Ended	Year Ended	2005) to
	February 29,	February 28,	February 29,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,896,173)	$(36,464)	$(2,955,958)
Items not affecting cash:
Depreciation	2,032	-	2,032
Donated rent and services	4,500	9,000	21,750
Stock-based compensation	450,998	-	450,998
Changes in assets and liabilities:
Prepaid expenses	(275,000)	-	(275,000)
Due to Strathmore Resources (US) Ltd.	158,582	-	158,582
Due to related party	(15,183)	3,143	-
Accounts payable and accrued liabilities	895,778	(1,500)	897,278
Net cash used in operating activities	(1,674,466)	(25,821)	(1,700,318)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	6,346,370	52,930	6,399,350
Cost of share issuance	(283,444)	-	(283,444)
Net cash provided by financing activities	6,062,926	52,930	6,115,906

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral rights	(300,000)	-	(300,000)
Purchase of equipment	(10,992)	-	(10,992)
Net cash used in investing activities	(310,992)	-	(310,992)

Change in cash and cash equivalents
during the period	4,077,468	27,109	4,104,596

Cash and cash equivalents, beginning of period	27,128	19	-

Cash and cash equivalents, end of period	$4,104,596	$27,128	$4,104,596

Cash paid for interest during the period	$-	$-

Cash paid for income taxes during the period	$-	$-

Supplemental disclosure with respect to cash flows (Note 10)

The accompanying notes are an integral part of these financial statements.

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008
(Expressed in United States Dollars)

1.	NATURE AND CONTINUANCE OF OPERATIONS

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

The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Statement No.7 and Securities and Exchange Commission (“SEC”) Industry Guide 7. The Company’s principal business is the acquisition and exploration of mineral property interests in the United States. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As at February 29, 2008, the Company has not generated revenues and has accumulated losses of $2,955,958 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. To mitigate this risk, management plans to obtain additional equity financing if possible, or to curtail operations, thereby conserving cash resources.

2.	SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America.

Use of estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances, asset impairment, stock- based compensation and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008
(Expressed in United States Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. Cash and cash equivalents consist entirely of cash on deposit with high quality major financial institutions.

Equipment

Equipment, consisting of office and computer equipment, is recorded at cost less accumulated depreciation. Depreciation is recorded on a declining balance basis at rates ranging from 20% to 30% per annum.

Mineral property interests

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

Asset retirement obligation

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

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008
(Expressed in United States Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

Long-lived assets are continually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Stock-based compensation

Effective March 1, 2007, the Company adopted SFAS No. 123(revised), “Share-Based Payment” (“SFAS 123(R)”) utilizing the modified prospective approach. The Company records stock-based compensation in accordance with SFAS No. 123R “Accounting for Stock-based Compensation” (“SFAS 123R”), and applies the recommendations of this standard using the modified prospective method. Under this application, the Company is required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of the adoption and for the unvested portion of previously granted awards that remain outstanding as at the date of adoption. Prior to the adoption of SAFS 123R, the Company did not issue any compensation awards.

Income taxes

The Company follows the asset and liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are recognized for the deferred income tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective income tax bases (temporary differences). Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on future income tax assets and liabilities of a change in tax rates is included in income in the period in which the change occurs.

The amount of future income tax assets recognized is limited to the amount that is more likely than not to be realized.

In June 2006, the FASB issued Interpretation No.48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). This interpretation clarifies the recognition threshold and measurement of a tax position taken or expected to be taken on a tax return, and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company adopted the provisions of FIN 48 on March 1, 2007 (Note 8).

Foreign currency transactions

The functional currency of the Company is the United States dollar. Accordingly, monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities denominated in a foreign currency are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains or losses arising on translation of foreign currency items are included in the statement of operations.

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008
(Expressed in United States Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting of comprehensive loss and its components in the financial statements. As at February 29, 2008 and February 28, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Financial Instruments

Financial instruments which include cash, accrued liabilities and due to Strathmore Resources (US) Ltd. were estimated to approximate their carrying values due to the immediate short-term maturity of these financial instruments. Some of the Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign currency exchange rates and the degree of volatility of those rates. Currently the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Net loss per share

Basic net loss per share is computed by dividing the net loss for the period attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. Diluted net loss per share is not presented separately from basic net loss per share as the conversion of outstanding stock options and warrants into common shares would be anti-dilutive. At February 29, 2008, the total number of potentially dilutive shares of common stock excluded from basic net loss per share was 5,630,915 (February 28, 2007 – Nil).

Recent accounting pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning November 15, 2007, and early application is allowed under certain circumstances.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” which changes how business acquisitions are accounted. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent considerations); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition- related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008.

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008
(Expressed in United States Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCI) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCI’s prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented.

The adoption of these new pronouncements is not expected to have a material effect on the Company’s financial position or results of operations.

3.	PREPAID EXPENSES

At February 29, 2008, the Company advanced $275,000 to an investor relations consultant for services to take place in March and April 2008. The Company subsequently cancelled the contract and received a refund of $200,488 after deduction of costs incurred and services performed subsequent to February 29, 2008.

4.	EQUIPMENT

		February 29,		February 28,
		2008		2007
		Accumulated	Net Book	Net Book
	Cost	Depreciation	Value	Value

Office equipment	$3,153	$379	$2,774	$-
Computer equipment	7,839	1,653	6,186	-
	$10,992	$2,032	$8,960	$-

5.	MINERAL PROPERTY INTERESTS

a)

On March 23, 2005 the Company acquired a 100% interest in certain mineral claims in the Nanaimo Mining Division, British Columbia, Canada, in consideration for $1,750. The claims are registered in the name of former President of the Company, who executed a trust agreement whereby the former President agreed to hold the claims in trust on behalf of the Company. The Company had not determined whether the mineral claim contains mineralized material and consequently wrote off all mineral right acquisition costs to operations in 2006 fiscal period.

b)

Effective August 20, 2007, the Company entered into an option agreement with Strathmore Resources (US) Ltd (“Strathmore”) to earn up to a 60% interest in the Pinetree-Reno Creek uranium properties located in Campbell County, Wyoming. The properties are held by AUC, LLC, wholly-owned by Strathmore, and the Company will effectively earn an interest in the properties by earning an interest in the LLC. To earn its interest, the Company will:

•	Issue 6,000,000 shares of common stock (issued at a value of $7,860,000);

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008
(Expressed in United States Dollars)

5.	MINERAL PROPERTY INTERESTS (continued)

•

Reimburse Strathmore 100% of the expenditures incurred by Strathmore for the property, up to a maximum of $300,000 (paid), plus any funds spent by Strathmore to acquire additional uranium leases (which will then form part of the property); and

•

Contribute a total of $33,000,000 in expenditures on the property over a six year period, of which $1,500,000 must be incurred in the first year, $1,500,000 in the second year, $2,000,000 in the third year , and $28,000,000 before the end of the sixth year.

The Company will have earned a 22.5% interest once $12,375,000 of the required expenditures has been incurred. The remaining 37.5% interest will be earned upon incurring the balance of $20,625,000 in required expenditures. Strathmore is the operator of the property until the Company has earned a 60% interest. As at February 29, 2008, the Company owes Strathmore, as operator, $158,582 towards exploration work on the property.

Subsequent to the agreement with Strathmore, a director of Strathmore became a director of the Company. In January 2008, that director resigned as a director of the Company.

Mineral property interests are summarized as follows:

	February 29,	February 28,
	2008	2007
Pinetree/Reno Creek
Balance, beginning of year	$-	$-
Issuance of 6,000,000 common shares	7,860,000	-
Payment to optionor	300,000	-
Balance, end of year	$8,160,000	$-

Mineral property expenditures are summarized as follows:

			Inception
			(March 23,
	Year Ended	Year Ended	2005) to
	February 29,	February 28,	February 29,
	2008	2007	2008

Pinetree/Reno Creck
Claim maintenance	$99,407	$-	$99,407
Camp and field supplies	699	-	699
Environmental & permitting	86,321		86,321
Geological and geophysical (1)	1,002,161	-	1,002,161
Travel and accommodation	15,940	-	15,940
	1,204,528	-	1,204,528

Other	-	7,000	8,750

	$1,204,528	$7,000	$1,213,278

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008
(Expressed in United States Dollars)

5.	MINERAL PROPERTY INTERESTS (continued)

(1)

In October, 2007, the Company purchased certain drill data for its mineral property interest at Reno Creek. The data for the property was acquired for $950,000 pursuant to a data purchase agreement with Power Resources, Inc.

6.	COMMON STOCK

On April 10, 2007, the Company effected a 50:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock to 5,000,000,000 shares of common stock with no change in par value. All share and per share amounts have been retroactively adjusted for all periods presented.

Share issuances

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

On August 24, 2007, the Company issued 6,000,000 shares of common stock with a value of $7,860,000 pursuant to an option agreement with Strathmore (Note 5).

In August 2007, the Company completed a private placement consisting of 8,086,829 units at a price of $0.75 per unit for aggregate proceeds of $6,065,125. Each unit consisted of one common share and one-half of one share purchase warrant, One whole warrant is exercisable into one additional common share at a price of US $1.25 per share until August 23, 2009. The Company agreed to issue finders’ fees to various finders regarding all investors at a rate of 7.5%, up to half to be issued in stock and the remainder in cash.

In September 2007, the Company issued 258,296 common shares for finders’ fees with a value of $348,700 of which $2 was credited to common stock and $348,698 was credited to additional paid-in capital. The fair value of $348,700 was also charged to additional paid-in capital as a cost of share issuance. The cash portion of finders’ fees paid amounted to $283,444 and was also charged to additional paid-in capital as a cost of share issuance.

In January 2008, the Company completed a private placement consisting of 375,000 units at a price of $0.75 per unit for aggregate proceeds of $281,250. Each unit consisted of one common share and one-half of one share purchase warrant, One whole warrant is exercisable into one additional common share at a price of $1.25 per share until August 23, 2009. The Company agreed to issue finders’ fees to various finders regarding all investors at a rate of 7.5%, up to half to be issued in stock and the remainder in cash.

The Company agreed to use its best efforts to register the August 2007 and January 2008 private placement common shares for resale by the purchasers within 180 days of issue. The Company also agreed, if the shares had not been registered by that date, to pay as a penalty to each purchaser an amount equal to 2% of the amount invested for each month that the shares remained unregistered, to a maximum of 6 months. At February 29, 2008, the shares had not been registered for resale and, as a consequence, the Company has accrued in accounts payable the full penalty as a financing cost in the amount of $761,565.

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008
(Expressed in United States Dollars)

6.	COMMON STOCK (continued) Share purchase warrants

Share purchase warrant transactions are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price

Balance at Feburary 28, 2007	-	$-
Issued	4,230,915	1.25
Balance at February 29, 2008	4,230,915	$1.25

At February 29, 2008, the following share purchase warrants were outstanding:

Exercise
Number of Warrants	Price	Expiry Date

4,230,915	$ 1.25	August 23, 2009

Stock options

The Company adopted a Stock Option Plan dated September 15, 2007 under which the Company is authorized to grant stock options to acquire up to a total of 5,000,000 shares of common stock. At February 29, 2008, the Company had 3,525,000 shares of common stock available to be issued under the Plan.

As disclosed in the Summary of Significant Accounting Policies, the Company adopted SFAS No.123R commencing on August 1, 2006. Effective with the adoption SFAS No.123R, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. In accordance with SFAS No. 123R for employees, the compensation expense is amortized on a straight-line basis over the requisite service period which approximates the vesting period. Compensation expense for stock options granted to non-employees is amortized over the contract services period or, if none exists, from the date of grant until the options vest. Compensation associated with unvested options granted to non-employees is re-measured on each balance sheet date using the Black-Scholes option pricing model.

The Company uses historical data to estimate option exercise, forfeiture and employee termination within the valuation model. For non-employees, the expected term of the options approximates the full term of the options. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The Company has not paid and does not anticipate paying dividends on its common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the reporting period. Based on the best estimate, management applied the estimated forfeiture rate of Nil in determining the expense recorded in the accompanying Statements of Operations.

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008
(Expressed in United States Dollars)

6.	COMMON STOCK (continued)

Stock option transactions are summarized as follows:

		Weighted
	Number of	Average
	Options	Exercise

Balance at February 28, 2007	-	$-
Granted	1,475,000	$1.10
Cancelled	(75,000)	$1.50
Balance at February 29, 2008	1,400,000	$1.08

The weighted average fair value per stock option granted during the year ended February 29, 2008 was $0.92 ( 2007 - $Nil).

At February 29, 2008, the following stock options were outstanding and exercisable:

	Exerciseable at	Exercise
Number of Options	February 29, 2008	Price	Expiry Date

500,000	125,000	$1.20	September 15, 2012
300,000	75,000	1.20	September 20, 2012
300,000	75,000	1.00	January 15, 2013
300,000	75,000	0.85	February 14, 2013

1,400,000	350,000

As at February 29, 2008, the total number of in-the-money options was Nil and the aggregate intrinsic value was $Nil.

Stock-based compensation

The fair value of stock options granted during the year ended February 29, 2008 was $1,351,409 (2007 - $Nil). The fair value of stock options granted is being recognized over the options’ vesting periods as stock-based compensation which has been recorded in the statements of operations as follows with a corresponding credit to additional paid-in capital:

			Inception
			(March 23,
	Year Ended	Year Ended	2005) to
	February 29,	February 28,	February 29,
	2008	2007	2008

Expenses
Consulting fees	$36,814	$-	$36,814
Management fees	414,184	-	414,184
	$450,998	$-	$450,998

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008
(Expressed in United States Dollars)

6.	COMMON STOCK (continued)

The following weighted-average assumptions were used for the Black-Scholes valuation of stock options granted:

	Year Ended	Year Ended
	February 29,	February 28,
	2008	2007

Risk-free interest rate	3.29%	-
Expected life of options (years)	5.0	-
Annualized volatility	118%	-
Dividend rate	0%	-

7.	RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties during the year ended February 29, 2008:

Paid or accrued management fees of $159,425 (2007 - $Nil) to directors and officers of the Company.

Recognized a total of $3,000 (2007 - $6,000) for donated services and $1,500 (2007 - $3,000) for donated rent provided by the former President and Director of the Company.

As at February 28, 2007, the Company owed the former President and Director of the Company $15,183 for expenses paid on behalf of the Company.

These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

8.	INCOME TAXES

The significant components of the Company's future income tax assets are as follows:

	February 29,	February 28,
	2008	2007

Future income tax assets:
Operating loss carry forwards	$421,820	$10,018
Resource expenditures	410,230	-
Valuation allowance	(832,050)	(10,018)
Net future income tax assets	$-	-

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008
(Expressed in United States Dollars)

8.	INCOME TAXES (continued)

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	Year Ended	Year Ended
	February 29,	February 28,
	2008	2007

Loss for the year	$(2,896,173)	$(36,464)
Statutory rate	34%	34%
Expected income tax recovery	984,699	12,398
Items not deductible for tax purposes	(154,030)	0
Unrecognized benefits of operating losses	(830,669)	(12,398)
Total income taxes	$-	-

The Company has available for deduction against future taxable income non-capital losses of approximately $1,200,000 in the United States of America. These losses, if not utilized, will expire through 2028. Future tax benefits which may arise as a result of these tax assets have been offset in these financial statements by a valuation allowance.

The Company adopted the provisions of FIN 48 on March 1, 2007. No cumulative effect adjustment to the March 1, 2007 balance of the Company’s deficit was required upon the implementation of FIN 48. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of February 29, 2008, there was no accrued interest or accrued penalties. The Company files income tax returns in the United States of America. The Company’s United States income tax returns are open from 2006 through 2008.

9.	SEGMENT INFORMATION

The Company operates in one business segment being the exploration of mineral property interests.

Geographic information is as follows:

	February 29,	February 28,
	2008	2007

Identifiable assets
Canada	$4,104,596	$-
United States	8,443,960	27,128
	$12,548,556	$27,128

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008
(Expressed in United States Dollars)

9.	SEGMENT INFORMATION (continued)

	Year Ended	Year Ended
	February 29,	February 28,
	2008	2007

Loss for the period
Canada	$1,316,976	$-
United States	1,579,197	36,464
	$2,896,173	$36,464

10.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

The significant non-cash transaction for the year ended February 29, 2008 consisted of:

	a)	the issuance of 6,000,000 common shares in payment of mineral property interests with an estimated fair value of $7,860,000 (Note 5) and

	b)	the issuance of 258,296 common shares for finders’ fees with an estimated fair value of $193,722 (Note 6)

Cash and cash equivalents consist entirely of cash on deposit.

11.	COMMITMENTS

In August 2007, the Company entered into a contract with an investor relations consultant. The fees for services were $7,000 per month and the issuance of 800,000 stock options exercisable at $1.25 per share for a five year term. In the event of termination, there is a ninety day period to exercise the options. At February 29, 2008, the stock options had not been granted. In May 2008, the Company gave the consultant notice of termination of the contract. To date, the Company has not issued the options to the consultant.

12.	SUBSEQUENT EVENTS

On March 14, 2008, the Company granted to a consultant 250,000 stock options at an exercise price of $0.80 per share, exercisable until March 14, 2012.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

We engaged the firm of Telford Sadovnik P.L.L.C., to audit our financial statements for the year ended February 28, 2007. Effective October 6, 2007, Telford Sadovnick, P.L.L.C. resigned as our company’s auditors.

During the year ended February 29, 2008, the period from inception (March 23, 2005) to February 28, 2007, and the interim period, there have been no disagreements with Telford Sadovnik P.L.L.C., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure.

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

On January 7, 2008, our board of directors appointed Davidson & Company LLP, Chartered Accountants as our company’s new independent registered public accounting firm following the resignation of Telford. Prior to its appointment as independent accountants, our company did not consult Davidson & Company LLP on any of the matters referenced in Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate our internal control over financial reporting described below. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principals.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of February 29, 2008 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

In performing the assessment, management identified material weaknesses in our internal control processes regarding information technology systems. These weaknesses included inadequate security, inadequate restricted access to systems and insufficient disaster recovery plans. Management has also identified material weaknesses in our internal control processes over procurement and disbursements, primarily related to lack of segregations of duties.

More specifically, management has identified the following weaknesses:

  The Company does not have a code of ethics
  There is no whistleblower policy
  There is no audit committee
  The Board does not exercise oversight over financial reporting

  The small number of staff does not permit segregation of duties
  There are no established purchasing authorities
  Project plan and budget controls in the operating agreement with Strathmore are not followed

  There is no review by our company of backup for expenditures by Strathmore
  There is no independent check on stock-based compensation calculations
  Shares outstanding not reconciled to transfer agent on regular basis
  Tax returns are not filed timely

Because of these material weaknesses, our management believes that as of January 31, 2008, our company’s internal controls over financial reporting were not effective. We are addressing these weaknesses as described below under the section heading “Changes in Internal Control Over Financial Reporting”. Because of the material weaknesses described above, our management believes that as of February 29, 2008, 2008, our internal controls over financial reporting was not effective.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management's report in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. We plan to implement changes in internal control over financial reporting during our fiscal year ending February 28, 2009 in order to mitigate existing weaknesses.

Our management, including our Chief Executive Officer (who is also our principal executive officer) and our Chief Financial Officer (who is also our principal financial officer and our principal accounting officer), does not expect that our disclosure controls and procedures or internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurances that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurances that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B OTHER INFORMATION

Since the end of our last quarter, we have experienced the following recent corporate developments:

1.

Previously, further to a joint venture agreement with Strathmore Resources (US) Ltd. (“Strathmore”) dated August 20, 2007, we received an option from Strathmore to purchase a 60% interest in a mine property known as the Pinetree-Reno Creek ISR Property, situated in Campbell County, Wyoming (the “Property”).

On March 6, 2008, Strathmore and American Uranium entered into a Limited Liability Company Operating Agreement dated effective January 3, 2008 and formed a limited liability company under the Delaware Limited Liability Company Act, 6 Del. C. 18-101, et seq. to own and conduct the operations on the Property.

2.	On February 14, 2008, we appointed Donald K. Cooper to our board of directors.

From 2000 until his retirement in late 2007, Donald K. Cooper served as President of Behre Dolbear & Company (USA), Inc., an internationally known and respected mineral industry consulting firm. Since 1996, he has also served as the Global Director of Coal Services for that firm’s parent company, Behre Dolbear & Company, Inc. He is currently a senior associate, a principal and a director of the parent company.

From 1977 through 1996, Mr. Cooper served as the senior sales and marketing officer for a group of privately-held eastern U.S. coal mining companies, including Amvest Corporation, Hawk’s Nest Mining, Inc., Winchester Coals, Inc., and Princess Susan Coal Company. In those positions, he had extensive dealings with the region’s major electric power generating utilities. He was also responsible for relationships with international industrial and steel-manufacturing customers.

From 1966 through 1976, Mr. Cooper held various engineering, operating and technical services positions with the Raw Materials Group of United States Steel Corporation and with North American Coal Corporation. During that period, he served on various governmental advisory committees with respect to development and implementation of the Federal Clean Air Act and the Federal Clean Water Act.

Mr. Cooper received a BS in Mineral Preparation Engineering from The Pennsylvania State University in 1966 and did graduate level work at in Mineral Economics at West Virginia University during 1967 and 1968.

3.

Effective February 12, 2008 Devinder Randhawa resigned from our board of directors. Mr. Randhawa’s resignation was not as a result of any disagreement on any matter relating to our company’s operations, policies or practices.

4.

On January 16, 2008 we entered into an advertising agreement with National Media Associates (“NMA”) whereby NMA will provide publication services to our company in order to make our name and business better known to investors.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at the date of this report, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Robert A. Rich	President, CEO, Secretary and Director	61	April 19, 2007
Hamish Malkin	CFO, Treasurer and Director	61	September 15, 2007
Donald K. Cooper	Director	63	February 14, 2008

Family relationships

There are no family relationships with any of our other directors and officers.

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their business experience, principal occupations during the period, and the names and principal businesses of the organizations by which they were employed.

Robert A. Rich

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

Dr. Rich received a PhD and MA is Geological Sciences from Harvard University in 1975 and 1970 respectively

Hamish Malkin

Mr. Malkin has been self employed since April, 2003, providing chief financial officer services on a contract basis. Prior to being self employed Mr. Malkin held senior financial positions in the entertainment and commercial real estate industries. Mr. Malkin is also currently the chief financial officer of Entrée Gold Inc. Entrée Gold Inc. trades on the TSX under the trading symbol “ETG.” Entrée Gold trades on AMEX under the trading symbol “EGI”. Entrée Gold is quoted in Germany under the symbol “EKR.” Mr. Malkin is also the chief financial officer of Argentex Mining Corporation. Argentex is quoted on the OTC BB under the symbol “AGMX” and in Germany under the symbol “DEB”.

Mr. Malkin is a Chartered Accountant and a member of the Canadian Institute of Chartered Accountants and the Institute for Chartered Accountants of British Columbia.

Donald Cooper

From 2000 until his retirement in late 2007, Donald K. Cooper served as President of Behre Dolbear & Company (USA), Inc., an internationally known and respected mineral industry consulting firm. Since 1996, he has also served as the Global Director of Coal Services for that firm’s parent company, Behre Dolbear & Company, Inc. He is currently a senior associate, a principal and a director of the parent company. Mr. Cooper has no previous public company experience as a director or officer.

From 1977 through 1996, Mr. Cooper served as the senior sales and marketing officer for a group of privately-held eastern U.S. coal mining companies, including Amvest Corporation, Hawk’s Nest Mining, Inc., Winchester Coals, Inc., and Princess Susan Coal Company. In those positions, he had extensive dealings with the region’s major electric power generating utilities. He was also responsible for relationships with international industrial and steel-manufacturing customers.

From 1966 through 1976, Mr. Cooper held various engineering, operating and technical services positions with the Raw Materials Group of United States Steel Corporation and with North American Coal Corporation. During that period, he served on various governmental advisory committees with respect to development and implementation of the Federal Clean Air Act and the Federal Clean Water Act.

Mr. Cooper received a BS in Mineral Preparation Engineering from The Pennsylvania State University in 1966 and did graduate level work at in Mineral Economics at West Virginia University during 1967 and 1968.

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

4.

being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.

being found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; or

6.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Robert A. Rich	2[1]	2	N/A
Hamish Malkin	0	N/A	N/A
Donald K. Cooper	0	N/A	N/A

1 Mr. Rich was late filing two Form 4’s

Code of Ethics

We have not yet adopted a Code of Ethics but intend to do so in the near future.

Corporate Governance

Nominating Committee

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

Audit Committee

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Other Committees

All proceedings of our board of directors for the year ended February 28, 2007 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the board of directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors believes that it is not necessary to have such committees, at this time, because they can adequately perform the functions of such committees.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. Our directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Robert A. Rich, at the address appearing on the first page of this prospectus.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended February 29, 2008; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our year ended February 29, 2008, are set out in the following summary compensation table:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Robert A. Rich(1)	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	248,335 Nil Nil	Nil Nil Nil	Nil Nil Nil	125,000 Nil Nil	373,335 Nil Nil
Hamish Malkin (2)	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	498,949 Nil Nil	Nil Nil Nil	Nil Nil Nil	20,500 Nil Nil	519,449 Nil Nil
Devinder Randhawa(3)	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	299,646 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	299,646 Nil Nil
Donald Cooper(4)	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	210,813 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	210,813 Nil Nil
Mir Huculak(5)	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	3,000 6,000 5,500	3,000 6,000 5,500

(1)	Robert A. Rich was appointed as our President, Secretary, Treasurer and a director on April 19, 2007. He resigned as Treasurer on September 15, 2007.
(2)	Hamish Malkin was appointed as our Chief Financial Officer, Treasurer and a director on September 15, 2007.
(3)	Devinder Randhawa was appointed as a director on September 20, 2007 and resigned on February 12, 2008.
(4)	Donald Cooper was appointed as a director on February 14, 2008.
(5)

Mir Huculak was appointed as our president, principal executive officer, principal financial officer, secretary, treasurer and a director on March 23, 2005, he resigned as our President on April 19, 2007 and as principal executive officer, principal financial officer, secretary, treasurer and a director on May 29, 2007.

Director Compensation Policy

Our board of directors has received no compensation to date and there are no plans to compensate them in the near future, unless and until we begin to realize revenues and become profitable in our business operations

Outstanding equity awards at fiscal year-end

Below is a summary of unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year

	Options Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Robert A. Rich(1)	75,000	225,000	Nil	1.00	January 15, 2013	Nil	n/a	Nil	n/a
Hamish Malkin (2)	125,000	375,000	Nil	1.20	Sept 15, 2012	Nil	n/a	Nil	n/a
Donald Cooper(3)	75,000	225,000	Nil	0.85	Feb 14 , 2013	Nil	n/a	Nil	n/a
Devinder Randhawa (4)	75,000	225,000	Nil	1.20	Sept 20, 2012	Nil	n/a	Nil	n/a
Mir Huculak(5)	Nil	Nil	Nil	n/a	n/a	Nil	n/a	Nil	n/a
>
(1)	Robert A. Rich was appointed as our President, Secretary, Treasurer and a director on April 19, 2007. He resigned as Treasurer on September 15, 2007.
(2)	Hamish Malkin was appointed as our Chief Financial Officer, Treasurer and a director on September 15, 2007.
(3)	Donald Cooper was appointed as a director on February 14, 2008.
(4)	Devinder Randhawa was appointed as a director on September 20, 2007 and resigned on February 12, 2008.
(5)

Mir Huculak was appointed as our president, principal executive officer, principal financial officer, secretary, treasurer and a director on March 23, 2005, he resigned as our President on April 19, 2007 and as principal executive officer, principal financial officer, secretary, treasurer and a director on May 29, 2007.

Option exercises and stock vested table.

None of our directors, officers or employees has exercised their stock options.

OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Aquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Robert A. Rich	Nil	Nil	Nil	Nil
Hamish Malkin	Nil	Nil	Nil	Nil
Donald Cooper	Nil	Nil	Nil	Nil
Devinder Randhawa	Nil	Nil	Nil	Nil
Raymond Foucault	Nil	Nil	Nil	Nil

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities authorized for issuance under equity compensation plans

We adopted the 2007 Stock Option Plan on September 15, 2007 to provide incentive options to our directors, employees and consultants of our company.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	5,000,000	$1.08	3,350,000
Total	5,000,000		3,350,000

Security ownership of certain beneficial owners.

In the following table, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Exchange Act based on information provided to us by our controlling shareholder, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days.

Title of Class(1)	Name and Address of Shareholder and Position, Office or Material Relationship with American Uranium Corp.	Amount and Nature of Beneficial Ownership	Percent of Class(2)
common	Robert A. Rich 5 Locust Road Orleans MA 02653	5,075,000(3) – sole voting and investment power	10.97%
common	Hamish Malkin 1201 – 1166 Alberni Street, Vancouver, BC, Canada V6E 3Z3	75,000(4) – sole voting and investment power	0.16%
common	Donald Cooper 95050 Barclay Place - Villa No. 5 Amelia Island, FL 32034 USA	75,000(5) – sole voting and investment power	0.16%
Common Shares	Directors and Officers as a group	5,225,000	11.3%

(1)

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible preferred stock currently exercisable or convertible, or exercisable or convertible within 60 days, would be counted as outstanding for computing the percentage of the person holding such options or warrants but not counted as outstanding for computing the percentage of any other person.

(2)

Based on 46,207,625 shares outstanding as of June 11, 2008 plus the shares of common stock subject to options, warrants and convertible preferred stock currently exercisable or convertible, or exercisable or convertible within 60 days, for the persons holding such options or warrants but not counted as outstanding for computing the percentage of any other persons.

(3)	Includes 5,000,000 common shares and 75,000 common share purchase options exercisable within 60 days.
(4)	Includes no common shares and 75,000 common share purchase options.
(5)	Includes no common shares and 75,000 common share purchase options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Other than as listed below, we have not entered into or participated in any transactions or a series of similar transactions, wherein the amount involved exceeded $120,000 or one percent of our total assets at year end for the last three completed fiscal years, in which any of our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, family members of these persons or any related person of our company had a direct or indirect material interest.

None

Our board of directors and executive officers are our promoters.

Director independence

We currently act with three directors, consisting of Robert A. Rich, Hamish Malkin and Donald K. Cooper. We have determined that none are “independent directors” as defined in NASDAQ Marketplace Rule 4200(a)(15). Employment Contracts and Termination of Employment and Change in Control Arrangements

Other than as described below, we have not entered into an employment agreement or consulting agreement with our board of directors and executive officers:

Dated effective September 15, 2007, we have a consulting agreement with Hamish Malkin, our Chief Financial Officer and Treasurer and member of our board of directors.

As compensation for his services, Mr. Malkin receives:

  US $3,000 per month; and,

  an additional fee of up to US$2,000 per month for periods of extraordinary activity as determined by the President of the Company in his or her sole discretion.

Pursuant to the consulting agreement, Mr. Malkin has also received 200,000 common share purchase options that have an exercise price of $1.20 per share. The Options will expire on September 15, 2012. The Options shall vest as follows:

  50,000 of the Options shall become exercisable on September 15, 2007;
  50,000 of the Options shall become exercisable on September 15, 2008;
  50,000 of the Options shall become exercisable on September 15, 2009; and,
  50,000 of the Options shall become exercisable on September 15, 2010.

We also entered into a stock option agreement with Mr. Malkin, to provide the terms and conditions governing the 200,000 common share purchase options.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For the period ended February 29, 2008 and February 28, 2007, the aggregate fees billed by Telford Sadovnick and Davidson & Company LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-K were:

Accountant	2008	2007
Telford Sadovnick	$14,960	$4,050
Davidson & Company LLP	$16,500	n/a

Audit Related Fees

For the period ended February 29, 2008 and February 28, 2007, the aggregate fees billed for assurance and related services by Telford Sadovnick and Davidson & Company LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was:

Accountant	2008	2007
Telford Sadovnick	$Nil	$Nil
Davidson & Company LLP	$Nil	$Nil

Tax Fees

For the period ended February 29, 2008 and February 28, 2007, the aggregate fees billed by Telford Sadovnick and Davidson & Company LLP for other non-audit professional services, other than those services listed above, totalled:

Accountant	2008	2007
Telford Sadovnick	$Nil	$Nil
Davidson & Company LLP	$Nil	$Nil

We do not use Davidson & Company LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Davidson & Company LLPto provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before PricewaterhouseCoopers Israel is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

The board of directors has considered the nature and amount of fees billed by Telford Sadovnick and Davidson & Company LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Telford Sadovnick and Davidson & Company LLP’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006 and incorporated herein by reference.
3.2	By-laws of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006 and incorporated herein by reference.
3.3

Certificate of Change filed with the Nevada Secretary of State on March 27, 2007 to be effective on April 10, 2007, filed as an exhibit to the current report on Form 8-K filed on April 12, 2007 and incorporated herein by reference.

(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate, filed as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006 and incorporated herein by reference.
(5)	Opinion on Legality
5.1	Opinion of Clark Wilson LLP regarding the legality of the securities being registered
(10)	Material Contracts
10.1	Mining Claim, filed as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006 and incorporated herein by reference.
10.2	Affiliate Stock Purchase Agreement, filed as an exhibit to the current report on Form 8-K filed on April 23, 2007 and incorporated herein by reference.
10.3	Letter of Intent, filed as an exhibit to the current report on Form 8-K filed on May 18, 2007 and incorporated herein by reference.
10.4	Investor Relations Agreement, filed as an exhibit to the current report on Form 8-K filed on July 5, 2007 and incorporated herein by reference.
10.5	Stock Option and Subscription Agreement, filed as an exhibit to the current report on Form 8-K filed on July 5, 2007 and incorporated herein by reference.
10.6	Option and Joint Venture Agreement dated August 20, 2007, filed as an exhibit to the current report on Form 8-K on September 5, 2007 and incorporated herein by reference.
10.7	Form of Subscription Agreement Offshore subscribers, filed as an exhibit to the current report on Form 8-K on September 5, 2007 and incorporated herein by reference.
10.8	Form of Subscription Agreement US subscribers, filed as an exhibit to the current report on Form 8- K on September 5, 2007 and incorporated herein by reference.
10.9	Form of Warrant certificate Offshore subscribers, filed as an exhibit to the current report on Form 8- K on September 5, 2007 and incorporated herein by reference.
10.10	Form of Warrant certificate Canadian subscribers, filed as an exhibit to the current report on Form 8- K on September 5, 2007 and incorporated herein by reference.
10.11	Form of Warrant US subscribers, filed as an exhibit to the current report on Form 8-K on September 5, 2007 and incorporated herein by reference.
10.12	Consulting Agreement with Hamish Malkin, dated effective September 15, 2007, filed as an exhibit to the current report on Form 8-K on September 24, 2007 and incorporated herein by reference.
10.13	Stock Option Agreement with Hamish Malkin dated effective September 15, 2007, filed as an exhibit to the current report on Form 8-K on September 24, 2007 and incorporated herein by reference.
10.14	Written description of Consulting Agreement with Robert Rich*
10.15	Stock Option Agreement with Devinder Randhawa dated effective September 15, 2007, filed as an exhibit to the quarterly report on Form 10-QSB on October 22, 2007 and incorporated herein by reference.

Exhibit Number	Description
10.16	2007 Stock Option Plan, filed as an exhibit to the current report on Form 8-K with the Commission on September 24, 2007 and incorporated herein by reference.
10.17	Purchase Agreement with Power Resources, Inc., dated October 10, 2007, filed as an exhibit to the current report on Form 8-K on October 10, 2007 and incorporated herein by reference.
10.18	Pine Tree-Reno Creek ISR Property Amendment to Option and Joint Venture Agreement, filed as an exhibit to the quarterly report on Form 10-QSB on January 22, 2008 and incorporated herein by reference.
10.19	Form of Subscription Agreement Offshore subscribers (incorporated by reference to our current report on Form 8-K filed on September 5, 2007)
10.20	Form of Subscription Agreement U.S. subscribers (incorporated by reference to our current report on Form 8-K filed on September 5, 2007)
10.21	Form of Warrant certificate Offshore subscribers (incorporated by reference to our current report on Form 8-K filed on September 5, 2007)
10.22	Form of Warrant U.S. subscribers (incorporated by reference to our current report on Form 8-K filed on September 5, 2007)
10.23	Stock Option Agreement with Robert Rich dated effective January 15, 2008, filed as an exhibit to the current report on Form 8-K on January 23 2008 and incorporated herein by reference.
10.24	Newsletter Publicity Agreement dated January 16, 2008, filed as an exhibit to the current report on Form 8-K on February 14, 2008 and incorporated herein by reference.
10.25	Stock Option Agreement with Donald Cooper dated effective February 14, 2008, filed as an exhibit to the current report on Form 8-K on February 20, 2008 and incorporated herein by reference.
10.26	Limited Liability Company Operating Agreement of AUC, LLC dated effective January 3, 2008, filed as an exhibit to the current report on Form 8-K on March 18, 2008 and incorporated herein by reference.
10.27	Stock Option Agreement between the Company and Raymond Foucault dated March 14, 2008, filed as an exhibit to the current report on Form 8-K on April 7, 2008 and incorporated herein by reference.
(21)	Subsidiaries
21.1	American Uranium Corporation, our 100% owned subsidiary incorporated in Delaware
(31)	Certifications
31.1*	Certification pursuant to, Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification pursuant to, Section 302 of the Sarbanes-Oxley Act Of 2002
(32)	Certifications
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act Of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act Of 2002

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN URANIUM CORPORATION

/s/ Robert A. Rich
Robert A. Rich
President, Chief Executive Officer and Director
Principal Executive Officer
Date: June 27, 2008

/s/ Hamish Malkin
Hamish Malkin
Chief Financial Officer and Director
Principal Financial Officer
Date: June 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert A. Rich
Robert A. Rich
President, Chief Executive Officer and Director
Principal Executive Officer
Date: June 27, 2008

/s/ Hamish Malkin
Hamish Malkin
Chief Financial Officer and Director
Principal Financial Officer
Date: June 27, 2008