Form 10-Q
period 2008-05-31
AMERICAN URANIUM CORP
filed 2008-07-21
CIK 1366899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 000-52824

AMERICAN URANIUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0491170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600-17th Street, Suite 2800 South, Denver CO	80202
(Address of principal executive offices)	(Zip Code)

(303) 634-2265
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 46,207,625 shares of common stock issued and outstanding as of July 14, 2008

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited - Prepared by Management)

	May 31	February 29
	2008	2008
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$3,399,593	$4,104,596
Prepaid expenses	-	275,000
Exploration advances to Strathmore Resources (US) Ltd. (Note 4)	180,898	-
Total current assets	3,580,491	4,379,596

Equipment (Note 3)	8,443	8,960

Mineral property interests (Note 4)	8,160,000	8,160,000

Total assets	$11,748,934	$12,548,556

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$872,196	$897,278
Due to related party (Note 6)	13,889	-
Due to Strathmore Resources (US) Ltd. (Note 4)	-	158,582
	886,085	1,055,860

Stockholders' Equity

Common stock, 5,000,000,000 shares authorized with a par value	462	462
of $0.00001 (issued: May 31, 2008 - 46,207,625;
February 29, 2008 - 46,207,625)
Additional paid-in capital	14,550,772	14,426,442
Donated capital	21,750	21,750
Deficit accumulated during exploration stage	(3,710,135)	(2,955,958)

Total stockholders' equity	10,862,849	11,492,696

Total liabilities and stockholders' equity	$11,748,934	$12,548,556

Nature and continuance of operations (Note 1)

The accompanying notes are an integral part of these financial statements.

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Expressed in United States Dollars)

	Three months ended		Inception
	May 31		March 23, 2005 to
	2008	2007	May 31, 2008

Expenses

Consulting fees	$43,628	$-	$116,477
Depreciation	517	270	2,549
Financing costs	-	-	761,565
General and administrative (Note 6)	45,902	2,357	96,785
Investor relations	109,945	-	257,314
Legal and audit	100,141	32,925	329,541
Management fees (Note 6)	161,238	1,500	746,347
Mineral property expenditures (Note 4)	311,773	-	1,525,051

Loss before other item	(773,144)	(37,052)	(3,835,629)
Interest income	18,967	-	125,494

Net Loss	$(754,177)	$(37,052)	$(3,710,135)

Basic and diluted loss per share	$(0.02)	$(0.00)

Weighted average number
of shares outstanding	46,207,625	276,487,500

The accompanying notes are an integral part of these financial statements.

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Inception
	Three months ended		March 23, 2005
	May 31		to
	2008	2007	May 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(754,177)	$(37,052)	$(3,676,385)
Items not affecting cash:
Depreciation	517	270	2,549
Donated rent and services	-	2,250	21,750
Stock-based compensation	124,330	-	575,328
Changes in assets and liabilities:		-	-
Prepaid expenses	275,000	-	-
Exploration advances to Strathmore Resources (US) Ltd.	(339,480)	-	(180,898)
Due to related party	13,889	(14,191)	13,889
Accounts payable and accrued liabilities	(25,082)	33,746	776,571
Net cash used in operating activities	(705,003)	(14,977)	(2,467,196)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	-	150,000	6,399,355
Cost of share issuance	-	-	(221,574)
Net cash provided by financing activities	-	150,000	6,177,781

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral rights	-	-	(300,000)
Purchase of equipment	-	(10,992)	(10,992)
Net cash used in investing activities	-	(10,992)	(310,992)

Change in cash and cash equivalents
during the period	(705,003)	124,031	3,399,593

Cash and cash equivalents, beginning of period	4,104,596	27,128	-

Cash and cash equivalents, end of period	$3,399,593	$151,159	$3,399,593

Cash paid for interest during the period	$-	$-

Cash paid for income taxes during the period	$-	$-

Supplemental Disclosures
Interests paid	-	-
Income taxes paid .	-	-

Cash and cash equivalents:
Cash on deposit	$3,399,593	151,159

The accompanying notes are an integral part of these financial statements.

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

					Deficit
					Accumulated
	Number of		Additional		During the	Total
	common		Paid-in	Donated	Exploration	Stockholders'
	shares	Par Value	Capital	Capital	Stage	Equity

Balance, March 23, 2005		$-	$-	$-	$-	$-
(date of inception)
Shares issued:
Initial capitalization	250,000,000	2,500	(2,450)	-	-	50
Donated services	-	-	-	8,250	-	8,250
Net loss for the period	-	-	-	-	(23,321)	(23,321)
Balance, February 28, 2006	250,000,000	2,500	(2,450)	8,250	(23,321)	(15,021)
Shares issued:
Private placement	26,487,500	265	52,665	-	-	52,930
Donated services	-	-	-	9,000	-	9,000
Net loss for the year	-	-	-		(36,464)	(36,464)
Balance, February 28, 2007	276,487,500	2,765	50,215	17,250	(59,785)	10,445
Shares issued:
Private placements	8,461,829	85	6,346,285	-	-	6,346,370
For purchase of mineral rights	6,000,000	60	7,859,940	-	-	7,860,000
Common stock subscribed	-	-	-	-	-	-
Shares returned to treasury	(245,000,000)	(2,450)	2,450	-	-	-
Share issue costs	-	-	(283,444)	-	-	(283,444)
Finders' fee	258,296	2	(2)	-	-	-
Donated services	-	-	-	4,500	-	4,500
Stock-based compensation	-	-	450,998	-	-	450,998
Net loss for the year	-	-	-	-	(2,896,173)	(2,896,173)
Balance, February 29, 2008	46,207,625	462	14,426,442	21,750	(2,955,958)	11,492,696
Stock-based compensation	-	-	124,330	-	-	124,330
Net loss for the period	-	-	-	-	(754,177)	(754,177)
Balance, May 31, 2008	46,207,625	$462	$14,550,772	$21,750	$(3,710,135)	$10,862,849

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008
(Unadulted – Prepared by Management)

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

The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Statement No.7 and Securities and Exchange Commission (“SEC”) Industry Guide 7. The Company’s principal business is the acquisition and exploration of mineral property interests in the United States. The Company has not presently determined whether its properties contain mineral resources that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As at May 31, 2008, the Company has not generated revenues and has accumulated losses of $3,710,135 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. To mitigate this risk, management plans to obtain additional equity financing if possible, or to curtail operations, thereby conserving cash resources.

The interim period financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America . The preparation of financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements, and in the opinion of management these financial statements contain all adjustments necessary (consisting of normally recurring adjustments) to present fairly the financial information contained therein. Certain information and footnote disclosure normally included in the financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. These interim period statements should be read together with the most recent audited financial statements and the accompanying notes for the year ended February 29, 2008. The results of operations for the three month period ended May 31, 2008 are not necessarily indicative of the results to be expected for the year ending February 28, 2009.

During the current period, the Company incorporated in Delaware, a wholly owned inactive subsidiary, American Uranium Corporation.

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008
(Unadulted – Prepared by Management)

2.	SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements follow the same significant accounting principles as those outlined in the notes to the audited consolidated financial statements for the year ended February 29, 2008.

New accounting pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We adopted the guidance effective March 1, 2008, without any material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning November 15, 2007, and early application is allowed under certain circumstances. We adopted the guidance effective March 1, 2008, without any material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” which changes how business acquisitions are accounted. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent considerations); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition- related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008, without any material impact expected on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCI) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCI’s prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented, without any material impact expected on our consolidated financial statements.

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008
(Unadulted – Prepared by Management)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133." Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of FASB 161 is not expected to have a material impact on the Company's financial position.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of FASB 162 is not expected to have a material impact on the Company's financial position.

3.	EQUIPMENT

	May 31, 2008			February 29, 2008
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value
Office equipment	$3,153	$587	2,567	$3,153	$379	$2,774
Computer equipment	7,839	1,963	5,876	7,839	1,653	6,186
	$10,992	$2,550	$8,443	$10,992	$2,032	$8,960

4.	MINERAL PROPERTY INTERESTS

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

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008
(Unadulted – Prepared by Management)

4.	MINERAL PROPERTY INTERESTS (continued)

wholly-owned by Strathmore, and the Company will effectively earn an interest in the properties by earning an interest in the LLC. To earn its interest, the Company will:

  Issue 6,000,000 shares of common stock (issued at a value of $7,860,000);

  Reimburse Strathmore 100% of the expenditures incurred by Strathmore for the property, up to a maximum of $300,000 (paid), plus any funds spent by Strathmore to acquire additional uranium leases (which will then form part of the property); none were acquired, so total payment due was $300,000; and

  Contribute a total of $33,000,000 in expenditures on the property over a six year period, of which $1,500,000 must be incurred in the first year, $1,500,000 in the second year, $2,000,000 in the third year, and $28,000,000 before the end of the sixth year.

The Company will have earned a 22.5% interest once $12,375,000 of the required expenditures has been incurred. The remaining 37.5% interest will be earned upon incurring the balance of $20,625,000 in required expenditures. Strathmore is the operator of the property until the Company has earned a 60% interest. As at May 31, 2008, the Company has paid Strathmore, as operator, all funds required through June 30, 2008 towards exploration work on the property resulting in $180,898 of exploration advances to Strathmore. As at February 29, 2008, the Company owes Strathmore, as an operator, $158,582 towards exploration work on the property. Subsequent to the agreement with Strathmore, a director of Strathmore became a director of the Company. In January 2008, that director resigned as a director of the Company.

Mineral property interests are summarized as follows:

	May 31,	February 29,
	2008	2008
Pinetree/Reno Creek
Balance, beginning of period	$-	$-
Issuance of 6,000,000 common shares	7,860,000	7,860,000
Payment to optionor	300,000	300,000
Balance, end of period	$8,160,000	$8,160,000

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008
(Unadulted – Prepared by Management)

4.	MINERAL PROPERTY INTERESTS (continued)

Mineral property expenditures are summarized as follows:

			Inception
	Three months ended		March 23, 2005
	May 31		to
	2008	2007	May 31, 2008

Pinetree/Reno Creck
Claim maintenance	$36,013	$-	$135,420
Camp and field supplies	6,835	-	7,534
Drilling	226	-	226
Environmental & permitting	154,165	-	240,486
Geological and geophysical	108,790	-	1,110,951
Travel and accommodation	5,744	-	21,684
	311,773	-	1,516,301
Other	-	-	8,750

	$311,773	$-	$1,525,051

c)

In October 2007, the Company purchased certain drill data for its mineral property interest at Reno Creek. The data for the property was acquired for $950,000 pursuant to a data purchase agreement with Power Resources, Inc.

5.	COMMON STOCK

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

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008
(Unadulted – Prepared by Management)

5.	COMMON STOCK (continued)

On August 24, 2007, the Company issued 6,000,000 shares of common stock with a value of $7,860,000 pursuant to an option agreement with Strathmore (Note 4).

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

The Company agreed to use its best efforts to register the August 2007 and January 2008 private placement common shares for resale by the purchasers within 180 days of issue. The Company also agreed, if the shares had not been registered by that date, to pay as a penalty to each purchaser an amount equal to 2% of the amount invested for each month that the shares remained unregistered, to a maximum of 6 months. At May 31, 2008, the shares had not been registered for resale and, as a consequence, the Company has accrued in accounts payable the full penalty as a financing cost in the amount of $761,565.

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance at February 29, 2008	4,230,915	$1.25
Issued	-	-
Balance at May 31, 2008	4,230,915	$1.25

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008
(Unadulted – Prepared by Management)

5.	COMMON STOCK (continued)

At May 31, 2008, the following share purchase warrants were outstanding:

	Exercise
Number of Warrants	Price	Expiry Date

4,230,915	$1.25	August 23, 2009

Stock options

The Company adopted a Stock Option Plan dated September 15, 2007 under which the Company is authorized to grant stock options to acquire up to a total of 5,000,000 shares of common stock. At May 31, 2008, the Company had 3,350,000 shares of common stock available to be issued under the Plan.

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

Stock option transactions are summarized as follows:

	Number of	Weighted Average
	Options	Exercise Price
Balance at February 29, 2008	1,400,000	$1.08
Granted	250,000	$0.85
Cancelled	-	$-

Balance at May 31, 2008	1,650,000	$1.05

The weighted average fair value per stock option granted during the period ended May 31, 2008 was $0.53 (May 31, 2007 - $Nil).

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008
(Unadulted – Prepared by Management)

5.	COMMON STOCK (continued)

At May 31, 2008, the following stock options were outstanding and exercisable:

	Exercisable	Exercise
Number of Options	May 31, 2008	Price	Expiry Date

500,000	125,000	$1.20	September 15, 2012
300,000	75,000	$1.20	September 20, 2012
300,000	75,000	$1.00	January 15, 2013
300,000	75,000	$0.85	February 14, 2013
250,000	62,500	$0.85	March 14, 2013
1,650,000	412,500

Stock-based compensation

On March 14, 2008, the Company granted to a consultant 250,000 stock options at an exercise price of $0.85 per share, exercisable until March 14, 2013.

The fair value of stock options granted during the period ended May 31, 2008 was $132,671 (May 31, 2007 - $ Nil). The fair value of stock options granted is being recognized over the options’ vesting periods as stock-based compensation which has been recorded in the statements of operations as follows with a corresponding credit to additional paid-in capital:

			Inception
	Three months ended		March 23, 2005
	May 31		to
	2008	2007	May 31, 2008

Expenses
Consulting fees	$41,528	$-	$78,342
Management fees	82,802	-	496,986
	$124,330	$-	$575,328

The following weighted-average assumptions were used for the Black-Scholes valuation of stock options granted:

	May 31, 2008	February 29, 2008
Risk-free interest rate	3.22%	3.29%
Expected life of options (years)	5	5
Annualized volatility	118%	118%
Dividend rate	0%	0%

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008
(Unadulted – Prepared by Management)

6.	RELATED PARTY TRANSACTIONS

The Company owes related officers $13,889 as at May 31, 2008. The Company incurred the following expenses with companies related by way of officers in common and with a company with whom a director is associated. These costs were measured at the amounts agreed upon by the parties.

	Three months ended
	May 31
	2008	2007

Management fees	$60,000	$1,500
Rental	-	750

These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

7.	SEGMENT INFORMATION

The Company operates in one business segment being the exploration of mineral property interests Geographic information is as follows:

	May 31, 2008	February 29, 2008

Identifiable assets
Canada	$3,399,593	$4,104,596
United States	8,349,341	8,443,960
	$11,748,934	$12,548,556

	Three months ended
	May 31
	2008	2007

Loss for the period
Canada	$273,099	$-
United States	481,078	37,052
	$754,177	$37,052

8.	SUBSEQUENT EVENT

None

FORWARD LOOKING STATEMENTS.

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

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "American Uranium" mean American Uranium Corporation, unless the context clearly requires otherwise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report.

Our audited statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Anticipated Cash Requirements

We estimate that our total expenditures over the next 12 months will be approximately $3,596,000. Our plan of operations for the next 12 months is to complete the following objectives:

Consulting fees	$80,000
General and administrative	200,000
Investor relations	124,000
Legal and audit	72,000
Management fees	280,000
Mineral property exploration costs	2,113,000
Shareholder Penalty	762,000
Interest income	(35,000)
TOTAL	$3,596,000

At May 31, 2008 we had cash resources of approximately $3,399,593. We believe that we will require additional funds to implement our growth strategy in exploration operations over the next 12 months ending May 31, 2009. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. If we need and are unable to obtain additional financing, we could be forced to scale down or cease operations and investors could lose their entire investment in our common stock. We may continue to be unprofitable.

Liquidity and Capital Resources

Our financial condition for the three months ended May 31, 2008 and 2007 and the changes between those periods for the respective items are summarized as follows:

Working Capital	May 31, 2008	February 29, 2008
Current Assets	$3,580,491	$4,379,596
Current Liabilities	886,085	1,055,860
Working Capital	$2,694,406	$3,323,736

Cash Flows	Three months Ended
	31-May
	2008	2007
Cash flow from operating activities	$(705,003)	$(14,977)
Cash flow used in investing activities	-	(10,992)
Cash provided by financing activities	-	150,000
Net increase (decrease) in cash	$(705,003)	$124,031

As of May 31, 2008, we had cash of $3,399,593 and working capital of $2,694,406, compared to cash of $4,104,596 and working capital of $3,323,736 as of February 29, 2008. We have suffered recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Working Capital

The decrease in our working capital from $3,323,736 as at February 29, 2008 to $2,694,406 as at May 31, 2008 was primarily due to $61,875 payment of finder fees accrued from last year, payment of $54,816 in legal fees, $311,773 in mineral exploration expenditures, $109,945 in investor relation, and $ 61,238 in management fee.

Cash Used In Operating Activities

During the three months ended May 31, 2008 we used net cash in operating activities in the amount of $705,003. The cash used in quarter ended May 31, 2008 by our operating activities is primarily represented by mineral property expenditures, administrative expenses and investor relations net of interest income comprise the balance. For the prior year the cash used in operating activities is represented solely by administrative expenses.

Results of Operation

The following summary of our results of operations should be read in conjunction with our audited financial statements for the three months ended May 31, 2008 which are included herein.

In the table below shows our operating results for the three months ended May 31, 2008 and our operating results for the three months ended May 31, 2008.

	Three Months Ended
	31-May
	2008	2007

Consulting fees	$2,100	$-
Depreciation	517	270
Financing costs	-	-
General and administrative	45,902	2,357
Investor relations	109,945	-
Legal and audit	100,141	32,925
Management fees	202,766	1,500
Mineral property expenditures	311,773	-
Interest income	(18,967)	-

Net loss	$754,177	$37,052

Revenues

We have had no operating revenues since our inception on March 23, 2005 through to the period ended May 31, 2008. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative

The increase in our general and administrative expenses for the three months ended May 31, 2008 was due to the increase in travel and entertainment cost.

Legal and Audit

The increase in legal and audit fees for the three months ended May 31, 2008 was due expanded scope of operations. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements. Our legal expenses represent amounts paid to legal counsel in connection with our corporate activities and the preparation or review of our reports and other disclosure filed with the SEC. Legal and audit expenses will be ongoing during fiscal 2008 as we are subject to the reporting obligations of the Securities Exchange Act of 1934.

Management Fees

Management fees for the three months ended May 31, 2008 include fees paid to the Company’s president and chief financial officer and stock-based compensation of $124,330. Management fees for the three months ended May 31, 2007 represent services donated by the Company’s former president.

Mineral Property Exploration Costs

During the three months ended May 31, 2008 we expended $311,773 on our Reno Creek project, of which $154,165 was spent to environmental and permitting activities. $108,790 was expended on geological and geophysical. The rest was expended on new data and property acquisition, travel and administrative activities.

Off-Balance Sheet Arrangements

Our company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being May 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out by our principal executive officer and our principal financial officer. Based upon the results of that evaluation, principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this quarterly report, our company’s disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company and our subsidiary is recorded, processed and reported in a timely manner.

There were no changes to our company’s internal controls or in other factors that could materially affect these controls during the most recent quarter ended May 31, 2008, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

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

Uranium prices have been highly volatile, and are affected by numerous international economic and political factors over which American Uranium has no control. The price of uranium has varied over the last five years from a high of approximately $138.00 per pound to a low of approximately $10.00 per pound. The price as of July 7, 2008 was $60.00 per pound U3O8. Uranium is primarily used for power generation in nuclear power plants, and the number of customers is somewhat limited in comparison to other global commodities. The price of uranium is affected by numerous factors beyond our control, including the demand for nuclear power, increased supplies from both existing and new uranium mines, sales of uranium from existing government stockpiles, and political and economic conditions.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from March 23, 2005 (Inception) to May 31, 2008 was $3,710,135. We had cash and cash equivalents in the amount of $3,399,593 as of May 31, 2008, which is sufficient to meet our planned cash requirements for the ensuing year but may not be sufficient to meet unexpected or unbudgeted expenditures. We have no income from operations. We estimate our average monthly operating expenses to be approximately $299,667each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated June 20, 2008. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Risks Associated With Our Common Stock

13. Sales of a substantial number of shares of our common stock into the public market by the selling shareholders may cause a reduction in the price of our stock and purchasers who acquire shares from the selling shareholders may lose some or all of their investment.

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

14. We do not intend to pay dividends on any investment in the shares of stock of our company.

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

15. Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

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

16. Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a shareholder’s ability to buy and sell our stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION

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

2.

On June 27, 2008, Hamish Malkin resigned as chief financial officer and treasurer of our company and from the Board of Directors. Robert A. Rich was appointed as our interim chief financial officer and treasurer.

3.	On June 30, 2008, we terminated our agreement with CP Capital Group Ltd.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006 and incorporated herein by reference.
3.2	By-laws of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006 and incorporated herein by reference.
3.3

Certificate of Change filed with the Nevada Secretary of State on March 27, 2007 to be effective on April 10, 2007, filed as an exhibit to the current report on Form 8-K filed on April 12, 2007 and incorporated herein by reference.

(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate, filed as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006 and incorporated herein by reference.
(5)	Opinion on Legality
5.1	Opinion of Clark Wilson LLP regarding the legality of the securities being registered
(10)	Material Contracts
10.1	Mining Claim, filed as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006 and incorporated herein by reference.
10.2	Affiliate Stock Purchase Agreement, filed as an exhibit to the current report on Form 8-K filed on April 23, 2007 and incorporated herein by reference.
10.3	Letter of Intent, filed as an exhibit to the current report on Form 8-K filed on May 18, 2007 and incorporated herein by reference.
10.4	Investor Relations Agreement, filed as an exhibit to the current report on Form 8-K filed on July 5, 2007 and incorporated herein by reference.
10.5	Stock Option and Subscription Agreement, filed as an exhibit to the current report on Form 8-K filed on July 5, 2007 and incorporated herein by reference.
10.6	Option and Joint Venture Agreement dated August 20, 2007, filed as an exhibit to the current report on Form 8-K on September 5, 2007 and incorporated herein by reference.
10.7	Form of Subscription Agreement Offshore subscribers, filed as an exhibit to the current report on Form 8-K on September 5, 2007 and incorporated herein by reference.
10.8	Form of Subscription Agreement US subscribers, filed as an exhibit to the current report on Form 8- K on September 5, 2007 and incorporated herein by reference.
10.9	Form of Warrant certificate Offshore subscribers, filed as an exhibit to the current report on Form 8- K on September 5, 2007 and incorporated herein by reference.
10.10	Form of Warrant certificate Canadian subscribers, filed as an exhibit to the current report on Form 8- K on September 5, 2007 and incorporated herein by reference.
10.11	Form of Warrant US subscribers, filed as an exhibit to the current report on Form 8-K on September 5, 2007 and incorporated herein by reference.
10.16	2007 Stock Option Plan, filed as an exhibit to the current report on Form 8-K with the Commission on September 24, 2007 and incorporated herein by reference.

Exhibit Number	Description
10.17	Purchase Agreement with Power Resources, Inc., dated October 10, 2007, filed as an exhibit to the current report on Form 8-K on October 10, 2007 and incorporated herein by reference.
10.18	Pine Tree-Reno Creek ISR Property Amendment to Option and Joint Venture Agreement, filed as an exhibit to the quarterly report on Form 10-QSB on January 22, 2008 and incorporated herein by reference.
10.19	Form of Subscription Agreement Offshore subscribers (incorporated by reference to our current report on Form 8-K filed on September 5, 2007)
10.20	Form of Subscription Agreement U.S. subscribers (incorporated by reference to our current report on Form 8-K filed on September 5, 2007)
10.21	Form of Warrant certificate Offshore subscribers (incorporated by reference to our current report on Form 8-K filed on September 5, 2007)
10.22	Form of Warrant U.S. subscribers (incorporated by reference to our current report on Form 8-K filed on September 5, 2007)
10.23	Stock Option Agreement with Robert Rich dated effective January 15, 2008, filed as an exhibit to the current report on Form 8-K on January 23 2008 and incorporated herein by reference.
10.25	Stock Option Agreement with Donald Cooper dated effective February 14, 2008, filed as an exhibit to the current report on Form 8-K on February 20, 2008 and incorporated herein by reference.
10.26	Limited Liability Company Operating Agreement of AUC, LLC dated effective January 3, 2008, filed as an exhibit to the current report on Form 8-K on March 18, 2008 and incorporated herein by reference.
10.27	Stock Option Agreement between the Company and Raymond Foucault dated March 14, 2008, filed as an exhibit to the current report on Form 8-K on April 7, 2008 and incorporated herein by reference.
(21)	Subsidiaries
21.1	American Uranium Corporation, our 100% owned subsidiary incorporated in Delaware
(31)	(i) Rule 13A-14(a)/15d-14(a) Certifications (ii) Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Certification pursuant to, Section 302 of the Sarbanes-Oxley Act Of 2002
(32)	Section 1350 Certifications
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act Of 2002

*filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN URANIUM CORPORATION

/s/ Robert A. Rich
By: Robert A. Rich
President, CEO, CFO, and Director
(Principal Executive Officer and Principal Financial Officer)
Dated: July 18, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert A. Rich
By: Robert A. Rich
President, CEO, CFO, and Director
(Principal Executive Officer and Principal Financial Officer)
Dated: July 18, 2008