Form 10-Q
period 2008-08-31
AMERICAN URANIUM CORP
filed 2008-10-20
CIK 1366899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________

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
46,358,568 shares of common stock issued and outstanding as of October 20, 2008.

AMERICAN URANIUM CORPORATION

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited- Prepared by Management)

AUGUST 31, 2008

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)
(Unaudited – Prepared by Management)

	August 31, 2008	February 29, 2008

ASSETS

Current
Cash and cash equivalents	$1,878,610	$4,104,596
Receivables	22,883	-
Prepaid expenses	-	275,000
	1,901,493	4,379,596

Equipment (Note 3)	7,956	8,960
Exploration Advances (Note 4)	766,406	-
Mineral Property interests (Note 4)	8,160,000	8,160,000

Total assets	$10,835,855	$12,548,556

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (Note 5)	$813,645	$897,278
Due to related party (Note 6)	32,440	-
Due to Strathmore Resources (US) Ltd. (Note 4)	-	158,582
	846,085	1,055,860

Stockholders’ Equity

Common stock, 5,000,000,000 shares authorized
with a par value of $0.00001 (issued: August 31,
2008 - 46,207,625; February 29, 2008 - 46,207,625)	462	462
Additional paid-in capital	15,088,477	14,426,442
Donated capital	21,750	21,750
Deficit accumulated during exploration stage	(5,120,919)	(2,955,958)
Total stockholders’ equity	9,989,770	11,492,696

Total liabilities and stockholders’ equity	$10,835,855	$12,548,556

Nature of Operations and Ability to Continue as a going concern (Note 1)

The accompanying notes are an integral part of these financial statements.

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in US dollars)
(Unaudited – Prepared by Management)

	Three Months Ended		Six Months Ended		Inception (March 23, 2005)

	August 31		August 31		to August 31, 2008

	2008	2007	2008	2007
Expenses
Consulting fees (Note 5)	$456,350	$19,726	$499,978	$19,726	$572,827
Depreciation	487	270	1,004	540	3,036
Financing costs	-	-	-	-	761,565
General and administrative (Note 6)	123,044	13,814	168,946	16,171	219,829
Investor relations	11,969	13,061	121,914	13,061	269,283
Legal and accounting	40,433	45,761	140,574	78,686	369,974
Management fees (Notes 5 and 6)	160,713	1,500	321,951	3,000	907,060
Mineral property expenditures (Note 4)	623,809	-	935,583	-	2,148,861
	(1,416,805)	(94,132)	(2,189,950)	(131,184)	(5,252,435)

Loss before other item
Interest income	6,023	20,729	24,989	20,729	131,516

Net Loss	$(1,410,782)	$(73,403)	$(2,164,961)	$(110,455)	$(5,120,919)

Basic and diluted loss per share	$(0.03)	$(0.00)	$(0.05)	$(0.00)

Weighted average number of shares
outstanding	46,207,625	34,607,000	46,207,625	34,607,000

The accompanying notes are an integral part of these financial statements.

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)
(Unaudited – Prepared by Management)

									Inception (March
									23, 2005) to August
		Three Months Ended August 31				Six Months Ended August 31			31, 2008

		2008		2007		2008		2007
CASH FLOWS FROM OPERATING
ACTIVTIES
Net loss		$(1,410,782)		$(73,403)		$(2,164,961)		$(110,455)	$(5,120,919)
Items not affecting cash:
Depreciation		487		270		1,004		540	3,036
Donated rent and services		-		2,250		-		4,500	21,750
Stock-based compensation		537,703		19,726		662,035		19,726	1,113,033
Changes in assets and liabilities		-		-		-		-	-
Receivables		(22,883)		-		(22,883)		-	(22,883)
Prepaid expenses		-		(33,000)		275,000		(33,000)	-
Accounts payable and accrued liabilities		(97,521)		(3,568)		(83,633)		30,178	813,645
Due to related party		57,521		(1,100)		32,440		(15,291)	32,440

Net cash used in operating activities		(935,475)		(88,825)		(1,300,998)		(103,802)	(3,159,898)

CASH FLOWS FROM FINANCING
ACTIVTIES
Proceeds from issuance of common stock		-		5,037,404		-		5,187,404	6,399,350
Share issuance costs		-		-		-		-	(283,444)

Net cash provided by financing activities		-		5,037,404		-		5,187,404	6,115,906

CASH FLOWS FROM INVESTING
ACTIVITIES
Acquisition of mineral rights		-		-		-		-	(300,000)
Exploration advances		(585,508)		-		(924,988)		-	(766,406)
Purchase of equipment		-		-		-		(10,992)	(10,992)

Net cash used in investing activities		(585,508)		-		-		(10,992)	(1,077,398)

Increase (decrease) in cash and cash
equivalents, during the period		(1,520,983)		4,948,579		(2,225,986)		5,072,610	1,878,610

Cash and cash equivalent, beginning of period		3,399,593		151,159		4,104,596		27,128	-

Cash and cash equivalent, end of period		$1,878,610		$5,099,738		$1,878,610		$5,099,738	$1,878,610

Cash paid for interest during the period	$	Nil	$	Nil	$	Nil	$	Nil
Cash paid for income taxes during the period	$	Nil	$	Nil	$	Nil	$	Nil

Supplemental Disclosure with respect to Cash Flows (Note 7)

The accompanying notes are an integral part of these financial statements.

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from March 23, 2005 (Date of Inception) to August 31, 2008
(Expressed in US dollars)
(Unaudited – Prepared by Management)

					Deficit
			Additional		Accumulated
	Number of		Paid-in		During the	Total
	common	Par	(distribution of)	Donated	Exploration	Stockholders’
	shares	Value	Capital	Capital	stage	Equity
Balance, March 23, 2005
(date of inception)	-	$-	$-	$-	$-	$-
Shares issued:
Initial capitalization	250,000,000	2,500	(2,450)	-	-	50
Donated services	-	-	-	8,250	-	8,250
Net loss for the period	-	-	-	-	(23,321)	(23,321)

Balance, February 29, 2006	250,000,000	2,500	(2,450)	8,250	(23,321)	(15,021)
Shares issued:
Private placements	26,487,500	265	52,665	-	-	52,930
Donated services	-	-	-	9,000	-	9,000
Net loss for the year	-	-	-	-	(36,464)	(36,464)

Balance, February 28, 2007	276,487,500	2,765	50,215	17,250	(59,785)	10,445
Shares issued:
Private placements	8,461,829	85	6,346,285	-	-	6,346,370
Acquisition of mineral rights	6,000,000	60	7,859,940	-	-	7,860,000
Shares returned to treasury	(245,000,000)	(2,450)	2,450	-	-	-
Share issue costs	-	-	(283,444)	-	-	(283,444)
Finders’ fees	258,296	2	(2)	-	-	-
Donated services	-	-	-	4,500	-	4,500
Stock-based compensation	-	-	450,998	-	-	450,998
Net loss for the year	-	-	-	-	(2,896,173)	(2,896,173)

Balance, February 29, 2008	46,207,625	462	14,426,442	21,750	(2,955,958)	11,492,696
Stock-based compensation	-	-	662,035	-	-	662,035
Net loss for the period	-	-	-	-	(2,164,961)	(2,164,961)

Balance, August 31, 2008	46,207,625	$462	$15,088,477	$21,750	$(5,120,919)	$9,989,770

On April 10, 2007, the Company effected a 50:1 forward stock split of the authorized, issued and outstanding common stock (Note 1). All share and per share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these financial statements.

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited – Prepared by Management)
August 31, 2008

1.	NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues and has accumulated losses of $5,120,919 since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to achieve its operating objectives, confirmation of the Company’s interests in the underlying properties and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The interim period financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America. The preparation of financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements, and in the opinion of management these financial statements contain all adjustments necessary (consisting of normally recurring adjustments) to present fairly the financial information contained therein. Certain information and footnote disclosure normally included in the financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. These interim period statements should be read together with the most recent audited financial statements and the accompanying notes for the year ended February 29, 2008. . The results of operations for the six month period ended August 31, 2008 are not necessarily indicative of the results to be expected for the year ending February 28, 2009.

During the quarter ended May 31, 2008, the Company incorporated in Delaware, a wholly owned inactive subsidiary, American Uranium Corporation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements follow the same significant accounting principles as those outlined in the notes to the audited consolidated financial statements for the year ended February 29, 2008. These financial statements are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited – Prepared by Management)
August 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuations, asset impairment, stock based compensation and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Basic and Diluted Loss Per Share

The Company computes its net loss per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the period ended August 31, 2008, potentially dilutive common shares relating to options and warrants outstanding totalling 6,080,914 (February 29, 2008 – 5,630,914) were not included in the computation of loss per share because the effect was anti- dilutive.

Equipment

Equipment consists of office and computer equipment and is recorded at cost less accumulated depreciation. Depreciation is calculated using the declining balance at rates ranging from 20% to 30% per annum.

Mineral Rights and Mineral Property Interests

Mineral rights includes the cost of advance minimum royalty payments, the cost of capitalized property leases, and the cost of property acquired either by cash payment, the issuance of term debt or common shares. Expenditures for exploration on specific properties with no proven reserves are written off as incurred. Mineral rights will be amortized against future revenues or charged to operations at the time the related property is determined to have impairment in value.

The Company also considers the provisions of EITF 04-02 “Whether Mineral Rights are Tangible or Intangible Assets” which concluded that mineral rights are tangible assets.

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

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited – Prepared by Management)
August 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Accounting for Stock- based Compensation” (“SFAS 123R”), and applies the recommendations of this standard using the modified prospective method. Under this application, the Company is required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of the adoption and for the unvested portion of previously granted awards that remain outstanding as at the date of adoption. Prior to the adoption of SAFS 123R, the Company did not issue any compensation awards.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS 141R “Business Combinations” which is effective for fiscal years beginning after December 15, 2008. SFAS 141R, which will replace FAS 141, is applicable to business combinations consummated after the effective date of December 15, 2008. The adoption of this statement is not expected to have a material effect on our company’s future reported financial position or results of operations.

In December 2007, the FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51”. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of this statement is not expected to have a material effect on our company’s future reported financial position or results of operations.

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited – Prepared by Management)
August 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

periods at initial adoption. The adoption of this statement is not expected to have a material effect on our company’s future reported financial position or results of operations.

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

3.	EQUIPMENT

	August 31, 2008			February 29, 2008
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Office equipment	$3,153	$779	$2,374	$3,153	$379	$2,774
Computer equipment	7,839	2,257	5,582	7,839	1,653	6,186
	$10,992	$3,036	$7,956	$10,992	$2,032	$8,960

4.	MINERAL PROPERTY INTERESTS

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

b)

Effective August 20, 2007, the Company entered into an option agreement with Strathmore Resources (US) Ltd (“Strathmore”) to earn up to a 60% interest in the Pinetree-Reno Creek uranium properties located in Campbell County, Wyoming. The property is held by AUC LLC, wholly-owned by Strathmore, and the Company will effectively earn an interest in the properties by earning an interest in the LLC. To earn its interest, the Company will:

  Issue 6,000,000 shares of common stock (issued at a value of $7,860,000);

  Reimburse Strathmore 100% of the expenditures incurred by Strathmore for the property, up to a maximum of $300,000 (paid), plus any funds spent by Strathmore to acquire additional uranium leases (which will then form part of the property); none were acquired, so total payment due was $300,000; and

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited – Prepared by Management)
August 31, 2008

4.	MINERAL PROPERTY INTERESTS (continued)

  Contribute a total of $33,000,000 in expenditures on the property over a six year period, of which $1,500,000 must be incurred in the first year, $1,500,000 in the second year, $2,000,000 in the third year, and $28,000,000 before the end of the sixth year.

The Company will have earned a 22.5% interest once $12,375,000 of the required expenditures has been incurred. The remaining 37.5% interest will be earned upon incurring the balance of $20,625,000 in required expenditures. Strathmore is the operator of the property until the Company has earned a 60% interest. As at August 31, 2008, the Company has paid Strathmore, as operator, all funds required through August 31, 2008 towards exploration work on the property resulting in $741,293 of exploration advances to Strathmore.

Subsequent to the agreement with Strathmore, a director of Strathmore became a director of the Company. In January 2008, that director resigned as a director of the Company.

Mineral property expenditures are summarized as follows:

	Three	Three	Six	Six	Inception
	months	months	months	months	(March 23,
	ended	ended	ended	ended	2005) to
	August	August	August	August	August 31,
	31, 2008	31, 2007	31, 2008	31, 2007	2008

Pinetree/Reno Creek
Property acquisition	$107,035	$-	$143,048	$-	$242,455
Camp and field supplies	13,153	-	19,988	-	20,687
Drilling	875	-	1,100	-	1,100
Environmental & permitting	499,381	-	653,546	-	739,867
Geological and geophysical	2,016	-	110,806	-	1,112,967
Travel and accommodation	1,349	-	7,095	-	23,035
	623,809	-	935,583	-	2,140,111
Other	-	-	-	-	8,750
	$623,809	$-	$935,583	$-	$2,148,861

5.	COMMON STOCK

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

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited – Prepared by Management)
August 31, 2008

5.	COMMON STOCK (continued)

On June 1, 2007, the current President of the Company returned, for no consideration, 245,000,000 post-split shares of common stock to treasury for cancellation.

On August 24, 2007, the Company issued 6,000,000 shares of common stock with a value of $7,860,000 pursuant to an option agreement with Strathmore (Note 4).

In August 2007, the Company completed a private placement consisting of 8,086,829 units at a price of $0.75 per unit for aggregate proceeds of $6,065,120. Each unit consisted of one common share and one-half of one share purchase warrant. One whole warrant is exercisable into one additional common share at a price of $1.25 per share until August 23, 2009. The Company agreed to issue finders’ fees to various finders regarding all investors at a rate of 7.5%, up to half to be issued in stock and the remainder in cash.

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

The Company agreed to use its best efforts to register the August 2007 and January 2008 private placement common shares for resale by the purchasers within 180 days of issue. The Company also agreed, if the shares had not been registered by that date, to pay as a penalty to each purchaser an amount equal to 2% of the amount invested for each month that the shares remained unregistered, to a maximum of 6 months. At August 31, 2008, the shares had not been registered for resale and, as a consequence, the Company has accrued in accounts payable the full penalty as a financing cost in the amount of $761,565.

Share purchase warrants

Share purchase warrant transactions are summarized as follows:

		Weighted
	Number of	Average
	Warrants	Exercise Price

Balance at inception and February 28, 2007	-	$-
Issued	4,230,914	1.25
Balance at February 29, 2008 and August 31, 2008	4,230,914	$1.25

At August 31, 2008, the following share purchase warrants were outstanding and exercisable:

Number of Shares	Exercise Price	Expiry Date
4,230,914	1.25	August 23, 2009

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited – Prepared by Management)
August 31, 2008

5.	COMMON STOCK (continued)

Stock Options

The Company adopted a Stock Option Plan dated September 15, 2007 under which the Company is authorized to grant stock options to acquire up to a total of 5,000,000 shares of common stock. At August 31, 2008, the Company had 3,150,000 shares of common stock available to be issued under the Plan.

Effective with the adoption SFAS No.123R, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. Compensation expense for stock options granted to employees and non-employees is amortized over the contract services period or, if none exists, from the date of grant until the options vest. Compensation associated with unvested options granted to non-employees is re- measured on each balance sheet date using the Black-Scholes option pricing model.

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

Stock option transactions are summarized as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Balance at February 28, 2007	-	$-
Granted	1,475,000	1.10
Forfeited	(75,000)	1.50
Balance at February 29, 2008	1,400,000	1.08
Granted	1,050,000	1.14
Cancelled/forfeited	(600,000)	1.20
Balance at August 31, 2008	1,850,000	$1.06

The weighted average fair value per stock option granted during the period ended August 31, 2008 was $0.54 (August 31, 2007 - $1.18) .

At August 31, 2008, the following stock options were outstanding and exercisable:

		Aggregate			Aggregate
		Intrinsic			Intrinsic
Number of		Value		Number of	Value
Options	Exercise	Closing		Options	Closing
Outstanding	Price	Value	Expiry Date	Exercisable	Value

300,000	$1.00	$-	January 15, 2013	75,000	$-
300,000	$0.85	$-	February 14, 2013	75,000	$-
250,000	$0.80	$-	March 14, 2013	25,000	$-
800,000	$1.25	$-	August 1, 2012	800,000	$-
*125,000	$1.20	$-	September 15, 2012	*125,000	$-
*75,000	$1.20	$-	September 20, 2012	*75,000	$-
1,850,000		$-		1,175,500	$-

* Subsequent to the quarter ended August 31, 2008, these options were cancelled/forfeited.

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited – Prepared by Management)
August 31, 2008

5.	COMMON STOCK (continued)

On March 14, 2008, the Company granted 250,000 stock options to a consultant at an exercise price of $0.80 per share, exercisable until March 14, 2013. The 10% of options vest on the grant date with 30% vesting on every anniversary grant date thereafter.

During the quarter ended August 31, 2008, the Company issued 800,000 options to a former consultant as a termination settlement. The option vest immediately, with exercise price of $1.25 per share and expiry date of August 1, 2012.

The fair value of stock options granted during the six month period ended August 31, 2008 was $570,328 (August 31, 2007 - $19,726). The fair value of stock options granted is being recognized over the options’ vesting periods as stock-based compensation which has been recorded in the statements of operations as stock base compensation follows with a corresponding credit to additional paid-in capital. During the six month period ended August 31, 2008, the Company recorded stock-based compensation of $472,960 (August 31, 2007 - $19,726) as consulting fees and $189,075 (August 31, 2007 - $Nil) as management fees.

The following weighted-average assumptions were used for the Black-Scholes valuation of stock options granted:

	Period Ended	Year Ended
	August 31, 2008	February 29, 2008

Risk-free interest rate	2.98%	3.29%
Expected life of options (years)	5	5
Expected volatility	215%	118%
Dividend rate	0%	0%

The following table summarizes information regarding the non-vested stock purchase options outstanding as of August 31, 2008:

	Number of	Weighted Average Grant Date
	Options	Fair Value
Non-vested options at February 29, 2008	1,050,000	$0.94
Granted	1,050,000	$0.55
Vested	(825,000)	$0.54
Cancelled/forfeited	-	$-
Non-vested options at August 31, 2008	1,275,000	$0.94

At August 31, 2008, there was unamortized compensation expense of $486,521 relating to the outstanding unvested options. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 4 years.

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
(Expressed in US dollars)
(Unaudited – Prepared by Management)
August 31, 2008

6.	RELATED PARTY TRANSACTIONS

The Company owes related officers $32,440 as at August 31, 2008 (February 29, 2008 - $Nil). The Company incurred the following expenses with companies related by way of officers in common and with a company with whom a director is associated. These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties. There are no specific repayment terms.

	Three months ended		Six months ended
	2008	2007	2008	2007
Management fees	$45,000	$1,500	$105,000	$3,000
Rental	-	750	-	1,500

7.	SUPPLEMENTAL DISCLOSRE WITH RESPECT TO CASH FLOWS

There were no non-cash transactions during the six month period ended August 31, 2008.

During the six month period ended August 31, 2007, the Company issued 6,000,000 common shares to Strathmore in connection with an option agreement. The shares were valued at $7,860,000.

8.	SUBSEQUENT EVENT

a) In September 2008, the Company completed a lease and option agreement with Nu Star Exploration LLC (“Nu Star”), whereby the Company is granted the exploration rights in certain mining claims located in Northwest Arizona. As a consideration, the Company paid the sum of $119,550 and issued 150,943, valued at $0.53 per share, common shares of the Company. Pursuant to the terms and conditions of the agreement, the Company has the option to extend the lease term and to purchase the Nu Start’s right, title and interest in certain mining claims.

b) In October 2008, the Board of Directors approved the consolidation of the Company’s shares on a basis of 46 shares to 1 new common share of the Company. The transaction is subject to regulatory approval.

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

Current Status of Exploration Projects

American Uranium Corporation has announced an exploration program at its cornerstone Reno Creek deposit in Wyoming. Analysis of historical data (including 1,100 drill hole logs) acquired from Power Resources Inc. convinced us that no more exploration drilling will be needed at the Reno Creek deposit. We anticipate moving this property toward future operation as expeditiously as is feasible given the time required of the permitting process.

On September 18, 2008 we entered into a lease and option agreement with Nu Star Exploration LLC pursuant to which we have the option to purchase all or some of the mineral claims, known as the ‘Rock’, ‘Big’, ‘Candy’, ‘Rush’ and ‘Wit’ properties, from Nu Star located in the state of Arizona. We refer to these properties as the Arizona Properties. The agreement is for one year and may be cancelled or renewed by either party.

As consideration for the lease and option on the Arizona Properties, we made an initial cash payment of $202,050.00 ($25,000 deposit paid on July 11th , $57,500 paid on Aug 18th to renew federal mining claims, and $119,550 paid on September 18th to complete 1st year’s cash paid for lease) and 150,943 shares.

At any time during the period of the agreement, we can exercise our option to purchase. The purchase price will be approximately twice the value of the renewal consideration that would otherwise be payable or transferrable to Nu Star by us if we had leased the Arizona Properties in the year following the year in which we delivered the Option Notice, as adjusted pursuant to the agreement.

Pursuant to the agreement, if commercial production has been achieved and we sell or otherwise dispose of yellowcake uranium that has been produced from uranium ore that was mined and removed from the Arizona Properties, we will pay Nu Star a 4% Net Smelter Return. Alternatively, we can buy back the royalty right for $1,000,000 for each breccia pipe that reaches commercial production.

During the initial term and each renewal term of the agreement, we have agreed to make spend certain amounts on or for the benefit of the Arizona Properties. We must spend at least the minimal amount necessary to maintain and preserve each and all of the Arizona Properties. The table below set out the minimum expenses we have agreed to:

Lease Period	Total amount of Expenditures required to be incurred on or for the benefit of the Properties
September 18, 2008 through September 17, 2009 [Initial Term]	$NIL
September 18, 2009 through September 17, 2010 [1st Renewal Term]	$250,000
September 18, 2010 through September 17, 2011 [2nd Renewal Term]	$400,000
September 18, 2011 through September 17, 2012 [3rd Renewal Term]	$400,000
All subsequent lease renewal Terms	$400,000

Because uranium exploration work is weather dependent, the preponderance of exploration expenditures tends to occur during the 6-8 warmer months of each year.

Liquidity and Capital Resources

Our financial condition for the three and six months ended August 31, 2008 and 2007 and the changes between those periods for the respective items are summarized as follows:

	August 31, 2008	February 29, 2008
Current Assets	$1,901,493	$4,379,596
Current Liabilities	846,085	1,055,860
Working Capital	$1,055,408	$3,323,736

Cash Flows	Three months ended		Six months ended
	August 31		August 31
	2008	2007	2008	2007
Cash flow from operating activities	$(935,475)	$(88,825)	$(1,300,998)	$(103,802)
Cash flow used in investing activities	(585,508)	-	(924,988)	(10,992)
Cash provided by financing activities	-	5,037,404	-	5,187,404
Net increase (decrease) in cash	$(1,520,983)	$4,948,579	$(2,225,986)	$5,072,610

As of August 31, 2008, we had cash of $1,878,610 and working capital of $1,055,408 compared to cash of $4,104,596 and working capital of $3,323,736 as of February 29, 2008. We have suffered recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Working Capital

The decrease in our working capital from $3,323,736 as at February 29, 2008 to $1,055,408 as at August 31, 2008 was primarily due to the exploration advance we made in the amount of $766,406, payment of $61,875 in accrued finder fees from prior year, payment of $58,271 in legal fees, $82,305 in accounting fees, $35,000 in director insurance, $935,585 in mineral exploration expenditures, $121,914 in investor relation, and $115,936 in management fee.

Cash Used in Operating Activities

During the three months ended August 31, 2008 we used net cash in operating activities in the amount of $935,475. The cash used in quarter ended August 31, 2008 by our operating activities is primarily represented by mineral property expenditures, administrative expenses and investor relations net of interest income comprise the balance. For the prior year the cash used in operating activities is represented solely by administrative expenses.

Cash Used in Investing Activities

During the three months ended August 31, 2008, we had incurred a net amount of $585,508 due to advances to the exploration activities.

Cash Provided by Financing Activities

During the three months period ended August 31, 2008, we did not raise any additional capital. For the comparative period ended August 31, 2007, we had raised a total of $5,037,404 in cash by issuing common shares of the Company.

Results of Operation

The following summary of our results of operations should be read in conjunction with our audited financial statements.

In the table below shows our operating results for the three and six months ended August 31, 2008 and our operating results for the three and six months ended August 31, 2007:

	Three Months Ended		Six Months Ended

	August 31		August 31

	2008	2007	2008	2007
Expenses
Consulting fees	$456,350	$19,726	$499,978	$19,726
Depreciation	487	270	1,004	540
Financing costs	-	-	-	-
General and administrative	123,044	13,814	168,946	16,171
Investor relations	11,969	13,061	121,914	13,061
Legal and accounting	40,433	45,761	140,574	78,686
Management fees	160,713	1,500	321,951	3,000
Mineral property expenditures	623,809	-	935,583	-
	$(1,416,805)	$(94,132)	$(2,189,950)	$(131,184)

Revenues

We have had no operating revenues since our inception on March 23, 2005 through to the period ended August 31, 2008. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Consulting fees

For the six month period ended August 31, 2008, consulting fee expense includes fees paid for consulting services as well as an aggregate of $472,960 in stock-based compensation representing the fair value of vesting stock options granted to consultants.

General and Administrative

The increase in our general and administrative expenses for the three months ended August 31, 2008 was due to the increase in rent, travel for financing activities, director insurance ($35,000 annual premium).

Legal and Audit

The increase in legal and audit fees for the three months ended August 31, 2008 was due expanded scope of operations. Our accounting and auditing expenses were incurred in connection with the preparation of our audited financial statements and unaudited interim financial statements. Our legal expenses represent amounts paid to legal counsel in connection with our corporate activities and the preparation or review of our reports and other disclosure filed with the SEC. Legal and audit expenses will be ongoing during fiscal 2008 as we are subject to the reporting obligations of the Securities Exchange Act of 1934.

Management Fees

Management fees for the three months ended August 31, 2008 include fees paid to the Company’s president of $45,000 and stock base compensation expenses in an aggregate amount of $189,075. Management fees for the six months ended August 31, 2007 represent services donated by the Company’s former president.

Mineral Property Exploration Costs

During the three months ended August 31, 2008 we expended $623,809 on our Reno Creek project, of which $107,035 on property acquisition, $13,153 was spent on camp and field supplies, $499,381 was spend on environmental and permitting activities, $2,016 was expended on geological and geophysical expenses and $1,349 was spent on travel, drilling and administrative activities.

Off-Balance Sheet Arrangements

Our company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 (the Exchange Act), our company’s principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Controls and procedures are designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

In performing the evaluation, management identified material weaknesses in our internal control processes regarding information technology systems. These weaknesses include an inability to produce timely and accurate financial statements, inadequate security, inadequate restricted access to systems and insufficient disaster recovery plans. Management has also identified material weaknesses in our internal control processes over procurement and disbursements, primarily related to lack of segregations of duties.

More specifically, management has identified the following weaknesses:

  Our company does not have a policy on fraud or a code of conduct or ethics;

  Our company’s audit committee has no charter outlining duties and responsibilities;

  Our company does not have Human Resources policies and Procedures and Function Activities are not clearly defined;

  Our company does not have a specific Mission Statement or Key Performance indicators;

  Certain entity level controls establishing a “tone at the top” were considered material weaknesses;

  Our company's accounting personnel and management does not have sufficient technical accounting knowledge relating to accounting for options granted to directors, officers and employees;

  Tax returns have not been filed for our company;

  Our company's accounting personnel and management does not have sufficient technical accounting knowledge relating to accounting for income taxes;

  Our company’s accounting personnel and management does not have sufficient technical knowledge in the preparation of financial statements; and,

  Insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

We have not yet been able to remediate the weaknesses identified above. Management is currently evaluating remediation plans for the above control deficiencies. We plan to implement changes in disclosure controls and procedures during our fiscal year ending February 28, 2009 in order to remediate existing weaknesses.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Accordingly, our principal executive officer and principal financial officer concluded that the control deficiencies listed above resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration program that we intend to undertake on the Pine Tree-Reno Creek Property, the Arizona Properties and any additional properties that we may acquire. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the Pine Tree-Reno Creek Property and the Arizona Properties may not result in the discovery of uranium. Any expenditures that we may make in the exploration of any other mineral property that we may acquire may not result in the discovery of any commercially exploitable mineral resources. Problems such as unusual or unexpected geological formations and other conditions are involved in all mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our interests in the Pine Tree-Reno Creek Property and the Arizona Properties. If this happens, our business will likely fail.

2. Because of the speculative nature of the exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of any quantities of uranium on the Pine Tree-Reno Creek Property, the Arizona Properties or any other additional properties we may acquire.

We intend to continue exploration on the Pine Tree-Reno Creek Property and the Arizona Properties] and we may or may not acquire additional interests in other mineral properties. The search for minerals as a business is extremely risky. We can provide investors with no assurance that exploration on the Pine Tree-Reno Creek Property, the Arizona Properties or any other property that we may acquire, will establish that any commercially exploitable quantities of minerals exist.

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

Uranium prices have been highly volatile, and are affected by numerous international economic and political factors over which American Uranium has no control. The price of uranium has varied over the last five years from a high of approximately $138.00 per pound to a low of approximately $10.00 per pound. The price as of October 13, 2008 was $.46.00 per pound U3O8. Uranium is primarily used for power generation in nuclear power plants, and the number of customers is somewhat limited in comparison to other global commodities. The price of uranium is affected by numerous factors beyond our control, including the demand for nuclear power, increased supplies from both existing and new uranium mines, sales of uranium from existing government stockpiles, and political and economic conditions.

Our long-term success is highly dependent upon the price of uranium, as the economic feasibility of any ore body discovered on its properties would in large part be determined by the prevailing market price of uranium. If a profitable market does not exist, we may have to cease operations.

Risks Associated With Our Company

7. Because both the Pine Tree-Reno Creek Property and the Arizona Properties may not contain commercially exploitable uranium and we have never made a profit from our operations, our securities are highly speculative and investors may lose all of their investment in our company.

Our securities must be considered highly speculative, generally because of the nature of our business and our early stage of operations. We currently intend to conduct an exploration program on our Pine Tree-Reno Creek Property and on the Arizona Properties. Both properties are in the exploration stage only. We may or may not acquire additional interests in other mineral properties. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. So, any profitability in the future from our business will be dependent upon locating and exploiting uranium on the Pine Tree-Reno Creek Property, the Arizona Properties or mineral deposits on any additional properties that we may acquire. It is uncertain whether any mineral properties that we may acquire or have an interest in, including the Pine Tree-Reno Creek Property and the Arizona Properties will contain commercially exploitable mineral deposits and any funds that we spend on exploration likely will be lost. We may never discover commercially exploitable uranium in the Pine Tree-Reno Creek Property, the Arizona Properties or any other area, or we may do so and still not be commercially successful if we are unable to exploit those mineral deposits profitably. We may not be able to operate profitably and may have to cease operations, the price of our securities may decline and investors may lose all of their investment in our company.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from March 23, 2005 (Inception) to August 31, 2008 was $5,120,919. We had cash and cash equivalents in the amount of $1,878,610 as of August 31, 2008, which is not expected to meet our planned cash requirements for the ensuing year. We have no income from operations. We have reduced our budget and estimate our average monthly operating expenses to be approximately $100,000 each month. We cannot provide assurances that we will be able to successfully explore the current property and project and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Our company has a limited operating history and is in the exploration stage. The success of our company is significantly dependent on the uncertain events of the discovery and exploitation of uranium on the Pine Tree-Reno Creek Property or the Arizona Properties. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

Risks Associated With Our Common Stock

13. Sales of a substantial number of shares of our common stock into the public market by the selling shareholders may cause a reduction in the price of our stock and purchasers who acquire shares from the selling shareholders may lose some or all of their investment.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the price of our common stock. We filed a registration statement on Form S-1 with the SEC on August 6, 2008. We intend to file a further amendment to that registration statement. After our registration statement is declared effective, the selling shareholders may resell up to 26% of the issued and outstanding shares of our common stock, which is 28% of our issued and outstanding shares that are not held by our directors, officers or control persons.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 18, 2008 we issued 150,943 shares of common stock at a price of $0.53 per share pursuant to an agreement with Nu Star.

We issued the shares to one US person pursuant to an exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006.
3.2	By-laws of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006.
3.3	Certificate of Change filed with the Nevada Secretary of State on March 27, 2007 to be effective on April 10, 2007, filed as an exhibit to the current report on Form 8-K filed on April 12, 2007 and.
(4)	Instruments defining rights of security holders, including indentures
4.1	Specimen Stock Certificate, filed as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006.
(5)	Opinion on Legality
5.1	Opinion of Clark Wilson LLP regarding the legality of the securities being registered
(10)	Material Contracts
10.1	Mining Claim, filed as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006.
10.2	Affiliate Stock Purchase Agreement, filed as an exhibit to the current report on Form 8-K filed on April 23, 2007.
10.3	Letter of Intent, filed as an exhibit to the current report on Form 8-K filed on May 18, 2007.
10.4	Investor Relations Agreement, filed as an exhibit to the current report on Form 8-K filed on July 5, 2007.
10.5	Stock Option and Subscription Agreement, filed as an exhibit to the current report on Form 8-K filed on July 5, 2007.

10.6	Option and Joint Venture Agreement dated August 20, 2007, filed as an exhibit to the current report on Form 8-K on September 5, 2007.
10.7	Form of Subscription Agreement Offshore subscribers, filed as an exhibit to the current report on Form 8-K on September 5, 2007.
10.8	Form of Subscription Agreement US subscribers, filed as an exhibit to the current report on Form 8- K on September 5, 2007.
10.9	Form of Warrant certificate Offshore subscribers, filed as an exhibit to the current report on Form 8- K on September 5, 2007 and incorporated herein by reference.
10.10	Form of Warrant certificate Canadian subscribers, filed as an exhibit to the current report on Form 8- K on September 5, 2007.
10.11	Form of Warrant US subscribers, filed as an exhibit to the current report on Form 8-K on September 5, 2007.
10.16	2007 Stock Option Plan, filed as an exhibit to the current report on Form 8-K with the Commission on September 24, 2007 and incorporated herein by reference.
10.17	Purchase Agreement with Power Resources, Inc., dated October 10, 2007, filed as an exhibit to the current report on Form 8-K on October 10, 2007 and incorporated herein by reference.
10.18	Pine Tree-Reno Creek ISR Property Amendment to Option and Joint Venture Agreement, filed as an exhibit to the quarterly report on Form 10-QSB on January 22, 2008.
10.19	Form of Subscription Agreement Offshore subscribers (filed as an exhibit to our current report on Form 8-K filed on September 5, 2007)
10.20	Form of Subscription Agreement U.S. subscribers (filed as an exhibit to our current report on Form 8-K filed on September 5, 2007)
10.21	Form of Warrant certificate Offshore subscribers ( filed as an exhibit to our current report on Form 8-K filed on September 5, 2007)
10.22	Form of Warrant U.S. subscribers (filed as an exhibit to our current report on Form 8-K filed on September 5, 2007)
10.23	Stock Option Agreement with Robert Rich dated effective January 15, 2008, filed as an exhibit to the current report on Form 8-K on January 23 2008.
10.25	Stock Option Agreement with Donald Cooper dated effective February 14, 2008, filed as an exhibit to the current report on Form 8-K on February 20, 2008.
10.26	Limited Liability Company Operating Agreement of AUC, LLC dated effective January 3, 2008, filed as an exhibit to the current report on Form 8-K on March 18, 2008.
10.27	Stock Option Agreement between the Company and Raymond Foucault dated March 14, 2008, filed as an exhibit to the current report on Form 8-K on April 7, 2008.

10.28	Lease and Option Agreement dated September 18, 2008 with Nu Star Exploration LLC, filed as an exhibit to the current report on Form 8-K filed on September 22, 2008.
10.29	Stock Option Agreement dated effective August 1, 2007 between the Company and Michael Baybak, filed as an exhibit to our current report on Form 8-K filed on August 8, 2008.
(21)	Subsidiaries
21.1	American Uranium Corporation, our 100% owned subsidiary incorporated in Delaware
(31)	(i) Rule 13A-14(a)/15d-14(a) Certifications (ii) Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Certification pursuant to, Section 302 of the Sarbanes-Oxley Act Of 2002
(32)	Section 1350 Certifications
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act Of 2002

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN URANIUM CORPORATION

/s/ Robert A. Rich
By: Robert A. Rich
President, CEO, CFO, and Director
(Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)
Dated: October 20, 2008