Form 10-Q
period 2008-11-30
AMERICAN URANIUM CORP
filed 2009-01-20
CIK 1366899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

or
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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	Do not check if a smaller reporting company	Smaller reporting company [X]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,007,795 shares of common stock issued and outstanding as of January 19, 2009.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

November 30, 2008

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in US dollars)
(Unaudited)

	November 30,	February 29, 2008
	2008

ASSETS

Current
Cash and cash equivalents	$1,350,939	$4,104,596
Receivables	715	-
Prepaid expenses	-	275,000
	1,351,654	4,379,596

Equipment (Note 3)	7,499	8,960
Exploration Advances (Note 4)	115,269	-
Mineral Property interests (Note 4)	8,384,556	8,160,000

Total assets	$9,858,978	$12,548,556

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (Note 5)	$66,749	$897,278
Due to related party (Note 6)	86,778	-
Due to Strathmore Resources (US) Ltd. (Note 4)	-	158,582
	153,527	1,055,860

Stockholders’ Equity

Common stock, 108,695,652 shares authorized with a
par value of $0.00001 (issued: November 30, 2008 -
1,007,795; February 29, 2008 - 1,004,514)	10	10
Additional paid-in capital	15,198,557	14,426,894
Donated capital	21,750	21,750
Deficit accumulated during the exploration stage	(5,514,866)	(2,955,958)
Total stockholders’ equity	9,705,451	11,492,696

Total liabilities and stockholders’ equity	$9,858,978	$12,548,556

Nature of Operations and Ability to Continue as a going concern (Note 1)

The accompanying notes are an integral part of these financial statements.

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Expressed in United States dollars)

	Three Months Ended		Nine Months Ended		Inception (March 23, 2005) to
	November 30		November 30		November 30, 2008
	2008	2007	2008	2007
Expenses
Consulting fees (recovery) (Note 5)	$(10,192)	$32,958	$489,786	$52,684	$562,635
Depreciation	457	1,222	1,461	1,762	3,493
Financing costs	-	-	-	-	761,565
General and administrative	95,968	35,071	264,914	51,242	315,796
Investor relations	27,216	57,017	149,131	70,078	296,500
Legal and accounting	55,882	28,979	196,456	107,665	425,856
Management fees (Notes 5 and 6)	163,702	361,705	485,652	364,705	1,070,762
Mineral property expenditures (Note 4)	65,123	1,035,459	1,000,705	1,035,459	2,213,983
	(398,156)	(1,552,411)	(2,588,105)	(1,683,595)	(5,650,590)

Loss before other item
Interest income	4,208	56,771	29,197	77,500	135,724

Net Loss	$(393,948)	$(1,495,640)	$(2,558,908)	$(1,606,095)	$(5,514,866)

Basic and diluted loss per share	$(0.39)	$(1.52)	$(2.55)	$(0.62)

Weighted average number of shares
outstanding	1,007,175	984,951	1,005,388	2,577,131

The accompanying notes are an integral part of these financial statements.

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in United States dollars)

									Inception
									(March 23,
		Three Months Ended				Nine Months Ended			2005) to
		November 30				November 30			November 30,
		2008		2007		2008		2007	2008
CASH FLOWS FROM OPERATING
ACTIVTIES
Net loss		$(393,948)		$(1,495,640)		$(2,558,908)		$(1,606,095)	$(5,514,866)
Items not affecting cash:
Depreciation		457		1,222		1,461		1,762	3,493
Donated rent and services		-		-		-		4,500	21,750
Stock-based compensation		29,628		279,127		691,663		298,853	1,142,661
Changes in assets and liabilities
Receivables		22,170		-		(715)		-	(715)
Exploration advances and due to Strathmore		651,137		85,459		(273,851)		85,459	(115,269)
Prepaid expenses		-		9,000		275,000		(24,000)	-
Accounts payable and accrued liabilities		(746,897)		82,574		(830,529)		112,752	66,749
Due to related party		54,338		108		86,778		(15,183)	86,778

Net cash used in operating activities		(383,115)		(1,038,150)		(2,609,101)		(1,141,952)	(4,309,419)

CASH FLOWS FROM FINANCING
ACTIVTIES
Proceeds from issuance of common stock		-		1,140,000		-		6,327,404	6,399,350
Share issuance costs		-		(275,710)		-		(275,710)	(283,444)

Net cash provided by financing activities		-		864,290		-		6,051,694	6,115,906

CASH FLOWS FROM INVESTING
ACTIVITIES
Acquisition of mineral rights		(144,556)		(300,000)		(144,556)		(300,000)	(444,556)
Purchase of equipment		-		-		-		(10,992)	(10,992)

Net cash used in investing activities		(144,556)		(300,000)		(144,556)		(310,992)	(455,548)

Increase (decrease) in cash and cash
equivalents, during the period		(527,671)		(473,860)		(2,753,657)		4,598,750	1,350,939

Cash and cash equivalents, beginning of period		1,878,610		5,099,738		4,104,596		27,128	-

Cash and cash equivalents, end of period		$1,350,939		$4,625,878		$1,350,939		$4,625,878	$1,350,939

Cash paid for interest during the period	$	Nil	$	Nil	$	Nil	$	Nil
Cash paid for income taxes during the period	$	Nil	$	Nil	$	Nil	$	Nil

Supplemental Disclosure with respect to Cash flows (Note 7)

The accompanying notes are an integral part of these financial statements.

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from March 23, 2005 (Date of Inception) to November 30, 2008
(Unaudited)
(Expressed in US dollars)

					Deficit
			Additional		Accumulated
	Number of		Paid-in		During the	Total
	common	Par	(distribution	Donated	Exploration	Stockholders’
	shares	Value	of) Capital	Capital	stage	Equity
Balance, March 23, 2005
(date of inception)	-	$-	$-	$-	$-	$-
Shares issued:
Initial capitalization	5,434,783	54	(4)	-	-	50
Donated services	-	-	-	8,250	-	8,250
Net loss for the period	-	-	-	-	(23,321)	(23,321)

Balance, February 29, 2006	5,434,783	54	(4)	8,250	(23,321)	(15,021)
Shares issued:
Private placements	575,815	6	52,924	-	-	52,930
Donated services	-	-	-	9,000	-	9,000
Net loss for the year	-	-	-	-	(36,464)	(36,464)

Balance, February 28, 2007	6,010,598	60	52,920	17,250	(59,785)	10,445
Shares issued:
Private placements	183,953	2	6,346,368	-	-	6,346,370
Acquisition of mineral rights	130,435	1	7,859,999	-	-	7,860,000
Shares returned to treasury	(5,326,087)	(53)	53	-	-	-
Share issue costs	-	-	(283,444)	-	-	(283,444)
Finders’ fees	5,615	-	-	-	-	-
Donated services	-	-	-	4,500	-	4,500
Stock-based compensation	-	-	450,998	-	-	450,998
Net loss for the year	-	-	-	-	(2,896,173)	(2,896,173)

Balance, February 29, 2008	1,004,514	10	14,426,894	21,750	(2,955,958)	11,492,696
Shares issued:
Acquisition of mineral rights	3,281	-	80,000	-	-	80,000
Stock-based compensation	-	-	691,663	-	-	691,663
Net loss for the period	-	-	-	-	(2,558,908)	(2,558,908)

Balance, November 30, 2008	1,007,795	$10	$15,198,557	$21,750	$(5,514,866)	$9,705,451

On April 10, 2007, the Company effected a 50:1 forward stock split of the authorized, issued and outstanding common stock (Note 1). On October 17, 2008, the Company effected a 46:1 stock consolidation of the authorized, issued and outstanding common stock (Note 5). All share and per share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these financial statements.

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
November 30, 2008 (Expressed in US dollars)
(Unaudited)

1.	NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

American Uranium Corporation (the “Company”) was incorporated in the State of Nevada on March 23, 2005 under the name Alpine Resources Corporation. On April 10, 2007, the Company changed its name to “American Uranium Corporation” by merging with its wholly owned subsidiary named “American Uranium Corporation”, a Nevada Corporation formed specifically for that purpose. On April 10, 2007, the Company effected a 50:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock to 5,000,000,000 shares of common stock with no change in par value. On October 17, 2008, the Company effected a 46:1 stock consolidation of the authorized, issued and outstanding common stock. As a result, the authorized share capital decreased from 5,000,000,000 shares of common stock to 108,695,652 shares of common stock.

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues and has accumulated losses of $5,514,866 since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to achieve its operating objectives, confirmation of the Company’s interests in the underlying properties and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The interim period financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America. The preparation of financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements, and in the opinion of management these financial statements contain all adjustments necessary (consisting of normally recurring adjustments) to present fairly the financial information contained therein. Certain information and footnote disclosure normally included in the financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. These interim period statements should be read together with the most recent audited financial statements and the accompanying notes for the year ended February 29, 2008. The results of operations for the nine-month period ended November 30, 2008 are not necessarily indicative of the results to be expected for the year ending February 28, 2009.

During the quarter ended May 31, 2008, the Company incorporated in Delaware, a wholly-owned inactive subsidiary, American Uranium Corporation.

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
November 30, 2008 (Expressed in US dollars)
(Unaudited)

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

Basic and Diluted Loss Per Share

The Company computes its net loss per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. For the period ended November 30, 2008, potentially dilutive common shares relating to options and warrants outstanding totalling 127,846 (February 29, 2008 – 122,411) were not included in the computation of loss per share because the effect was anti-dilutive.

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
November 30, 2008 (Expressed in US dollars)
(Unaudited)

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

Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Accounting for Stock-based Compensation” (“SFAS 123R”), and applied the recommendations of this standard using the modified prospective method. Under this application, the Company is required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of the adoption and for the unvested portion of previously granted awards that remain outstanding as at the date of adoption. Prior to the adoption of SAFS 123R, the Company did not issue any compensation awards.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted the guidance effective March 1, 2008, without any material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning November 15, 2007, and early application is allowed under certain circumstances. The Company adopted the guidance effective March 1, 2008, without any material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS 141R “Business Combinations” which is effective for fiscal years beginning after December 15, 2008. SFAS 141R, which will replace FAS 141, is applicable to business combinations consummated after the effective date of December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In December 2007, the FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51”. SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
November 30, 2008 (Expressed in US dollars)
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

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

3.	EQUIPMENT

	November 30, 2008			February 29, 2008
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Office equipment	$3,153	$957	$2,196	$3,153	$379	$2,774
Computer equipment	7,839	2,536	5,303	7,839	1,653	6,186
	$10,992	$3,493	$7,499	$10,992	$2,032	$8,960

4.	MINERAL PROPERTY INTERESTS

a)

Effective August 20, 2007, the Company entered into an option agreement with Strathmore Resources (US) Ltd (“Strathmore”) to earn up to a 60% interest in the Pinetree-Reno Creek uranium properties located in Campbell County, Wyoming. The property is held by AUC LLC, wholly-owned by Strathmore, and the Company will effectively earn an interest in the properties by earning an interest in the LLC. To earn its interest, the Company is required to:

Issue 130,435 shares of common stock (which were issued during the year ended February 29, 2008 with a quoted market value of $7,860,000);

Reimburse Strathmore 100% of the expenditures incurred by Strathmore for the property, up to a maximum of $300,000 (paid), plus any funds spent by Strathmore to acquire additional uranium leases (which will then form part of the property) of which none were acquired; and

Contribute a total of $33,000,000 to cover expenditures on the property over a six-year period, of which $1,500,000 must be incurred in the first year (paid), $1,500,000 in the second year, $2,000,000 in the third year, and $28,000,000 before the end of the sixth year.

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
November 30, 2008 (Expressed in US dollars)
(Unaudited)

4.	MINERAL PROPERTY INTERESTS (continued)

The Company will have earned a 22.5% interest once $12,375,000 of the required expenditures has been incurred. The remaining 37.5% interest will be earned upon incurring the balance of $20,625,000 in required expenditures. Strathmore is the operator of the property until the Company has earned a 60% interest. As at November 30, 2008, the Company has advanced to Strathmore, as operator, $115,269 in respect of future exploration on the property.

Subsequent to the agreement with Strathmore, a director of Strathmore became a director of the Company. In January 2008, that director resigned as a director of the Company.

Mineral property expenditures are summarized as follows:

					Inception
	Three	Three		Nine	(March
	months	months	Nine months	months	23, 2005)
	ended	ended	ended	ended	to
	November	November	November	November	November
	30, 2008	30, 2007	30, 2008	30, 2007	30, 2008

Pinetree/Reno Creek
Property acquisition	$(1,170)	$-	$141,878	$-	$241,285
Camp and field supplies	19,402	-	39,390	-	40,089
Drilling	(3,054)	-	(1,954)	-	(1,954)
Environmental & permitting	18,737	80,443	672,282	80,443	758,604
Geological and geophysical	31,208	953,308	142,014	953,308	1,144,174
Travel and accommodation	-	1,708	7,095	1,708	23,035
	65,123	1,035,459	1,000,705	1,035,459	2,205,233
Other	-	-	-	-	8,750
	$65,123	$1,035,459	$1,000,705	$1,035,459	$2,213,983

Effective September 18, 2008, the Company entered into an option agreement with Nu Star Exploration, LLC (“Nu Star”) to earn interest in various mining claims known as “Big”, “Candy”, “Rush”, and “Wit” in the State of Arizona. Collectively, these mineral claims are referred to as “Arizona Properties”. In consideration of the option, the Company agreed to pay Nu Star the sum of $144,556 (paid) and issue 3,281 shares (issued) of common stock with a quoted market value of $80,000.

In consideration of any renewal terms entered into by the Company, the Company agrees to make additional cash payments and issue common shares to Nu Star as follows:

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
November 30, 2008 (Expressed in US dollars)
(Unaudited)

4.	MINERAL PROPERTY INTERESTS (continued)

Renewal Term	Cash	Value of Shares
September 18, 2009 through	$100,000	$100,000
September 17, 2010
(1st Renewal Term)
September 18, 2010 through	$125,500	$125,500
September 17, 2011
(2nd Renewal Term)
September 18, 2011 through	$150,500	$150,500
September 17, 2012
(3rd Renewal Term)
September 18, 2012 through	An amount equivalent to	An amount equivalent to
September 17, 2013 (4th	previous Lease Renewal Term	previous Lease Renewal Term
Renewal Term) and All	plus $25,000	plus $25,000
Subsequent Renewal Terms

The Company also agreed to pay the Bureau of Land Management $56,125 on or before the renewal date for renewal fees due for the Arizona Properties (paid).

At any time during the period of the agreement, the Company can exercise the option to purchase. The purchase price will be approximately twice the value of the renewal consideration that would otherwise be payable or transferable to Nu Star if the Company had leased the Arizona Properties in the year following the year in which the Company delivered the Option Notice, as adjusted pursuant to the agreement.

Pursuant to the agreement, if commercial production has been achieved and the Company sells or otherwise disposes of yellowcake uranium that has been produced from uranium ore that was mined and removed from the Arizona Properties, the Company will pay Nu Star a 4% Net Smelter Return royalty. Alternatively, the Company can buy back the royalty right for $1,000,000 for each breccia pipe that reaches commercial production.

During the initial term and each renewal term of the agreement, the Company has also agreed to incur the following minimum expenditure amounts in the exploration activities:

Lease Period		Amount
September 18, 2008 through	$	NIL
September 17, 2009 (Initial Term)
1st Renewal Term		$250,000
2nd Renewal Term		$400,000
3rd Renewal Term		$400,000
Each subsequent lease renewal term		$400,000

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
November 30, 2008 (Expressed in US dollars)
(Unaudited)

5.	COMMON STOCK

On April 10, 2007, the Company effected a 50:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock to 5,000,000,000 shares of common stock with no change in par value. On October 17, 2008, the Company effected a 46:1 reverse stock split of the authorized, issued and outstanding common stock. All share and per share amounts have been retroactively adjusted for all periods presented.

Share issuances

On March 23, 2005, the Company issued 5,434,783 founder shares to the former President of the Company at a price of $0.0000092 per share for cash proceeds of $50.

On September 8, 2006, the Company issued 575,815 shares of common stock at a price of $0.092 per share for proceeds of $52,930.

On June 1, 2007, the President of the Company returned, for no consideration, 5,326,087 common stock to treasury for cancellation.

On August 24, 2007, the Company issued 130,435 shares of common stock with a value of $7,860,000 (based on the quoted market value on the agreement date) pursuant to an option agreement with Strathmore (Note 4).

In August 2007, the Company completed a private placement consisting of 175,801 units at a price of $34.50 per unit for aggregate proceeds of $6,065,120. Each unit consisted of one common share and one-half of one share purchase warrant. One whole warrant is exercisable into one additional common share at a price of $57.50 per share until August 23, 2009. The Company agreed to issue finders’ fees to various finders regarding all investors at a rate of 7.5%, up to half to be issued in stock and the remainder in cash.

In September 2007, the Company issued 5,615 common shares for finders’ fees with a value of $348,700 of which $2 was credited to common stock and $348,698 was credited to additional paid-in capital. The fair value of $348,700 was also charged to additional paid-in capital as a cost of share issuance. The cash portion of finders’ fees paid amounted to $283,444 and was also charged to additional paid-in capital as a cost of share issuance.

In January 2008, the Company completed a private placement consisting of 8,152 units at a price of $34.50 per unit for aggregate proceeds of $281,250. Each unit consisted of one common share and one-half of one share purchase warrant. One whole warrant is exercisable into one additional common share at a price of $57.50 per share until August 23, 2009. The Company agreed to issue finders’ fees to various finders regarding all investors at a rate of 7.5%, up to half to be issued in stock and the remainder in cash, as above.

The Company agreed to use its best efforts to register the August 2007 and January 2008 private placement common shares for resale by the purchasers within 180 days of issue. The Company also agreed, if the shares had not been registered by that date, to pay as a penalty to each purchaser an amount equal to 2% of the amount invested for each month that the shares remained unregistered, to a maximum of 6 months. At November 30, 2008, the full penalty as a financing cost in the amount of $761,565 has been paid.

On September 18, 2008, the Company issued 3,281 common shares with a fair value of $80,000 pursuant to an option agreement with Nu Star (Note 4).

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
November 30, 2008 (Expressed in US dollars)
(Unaudited)

5.	COMMON STOCK (continued)

Share purchase warrants

Share purchase warrant transactions are restated to reflect the 46:1 share consolidation and are summarized as follows:

		Weighted
	Number of	Average
	Warrants	Exercise Price

Balance at inception and February 28, 2007	-	$-
Issued	91,976	57.50
Balance at February 29, 2008 and November 30, 2008	91,976	$57.50

At November 30, 2008, the following share purchase warrants were outstanding and exercisable:

Number of Shares	Exercise Price	Expiry Date
91,976	$57.50	August 23, 2009

Stock Options

The Company adopted a Stock Option Plan dated September 15, 2007 under which the Company is authorized to grant stock options to acquire up to a total of 108,696 shares of common stock. At November 30, 2008, the Company had 72,826 shares of common stock available to be issued under the Plan.

Effective with the adoption SFAS No.123R, the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted. Compensation expense for stock options granted to employees and non-employees is amortized over the contract services period or, if none exists, from the date of grant until the options vest. Compensation associated with unvested options granted to non-employees is remeasured on each balance sheet date using the Black-Scholes option pricing model.

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

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
November 30, 2008 (Expressed in US dollars)
(Unaudited)

5.	COMMON STOCK (continued)

Stock option transactions are restated to reflect the 46:1 share consolidation and are summarized as follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Balance at February 28, 2007	-	$-
Granted	32,065	50.76
Forfeited	(1,630)	69.00
Balance at February 29, 2008	30,435	49.78
Granted	22,826	52.57
Forfeited	(17,391)	55.20
Balance at November 30, 2008	35,870	$48.93

The weighted average fair value per stock option granted during the nine month period ended November 30, 2008 was $19.94 (November 30, 2007 - $46.92) .

At November 30, 2008, the following stock options were outstanding and exercisable:

		Aggregate			Aggregate
		Intrinsic			Intrinsic
Number of		Value		Number of	Value
Options	Exercise	Closing		Options	Closing
Outstanding	Price	Value	Expiry Date	Exercisable	Value

6,522	$46.00	$-	January 15, 2013	1,631	$-
6,522	$39.10	$-	February 14, 2013	1,631	$-
5,435	$36.80	$-	March 14, 2013	543	$-
17,391	$57.50	$-	August 1, 2012	17,391	$-
35,870		$-		21,196	$-

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.086 per share as of November 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of November 30, 2008 was $Nil. As of November 30, 2008, 21,196 (2007 –4,755) outstanding options were vested and exercisable and the weighted average exercise price was $48.93 (2007 - $56.58) . The total intrinsic value of options exercised during the period ended November 30, 2008 was $Nil (2007 - $Nil).

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
November 30, 2008 (Expressed in US dollars)
(Unaudited)

5.	COMMON STOCK (continued)

On March 14, 2008, the Company granted 5,435 stock options to a consultant at an exercise price of $36.80 per share, exercisable until March 14, 2013. 10% of the options vest on the grant date with 30% vesting on each anniversary of the grant date thereafter.

On June 5, 2008, the Company issued 17,391 options to a former consultant as a termination settlement. The option vest immediately, with an exercise price of $57.50 per share and expiry date of August 1, 2012.

The fair value of stock options granted during the nine month period ended November 30, 2008 was $455,173 (November 30, 2007 - $798,595). The fair value of stock options granted is being recognized over the options’ vesting periods as stock-based compensation which has been recorded in the statements of operations as stock base compensation follows with a corresponding credit to additional paid-in capital. During the nine month period ended November 30, 2008, the Company recorded stock-based compensation of $691,663 (November 30, 2007 - $298,853). During the nine month period ended November 30, 2008, the Company recognized stock-based compensation of $440,235 as consulting fees and $251,428 as management fees.

The following weighted-average assumptions were used for the Black-Scholes valuation of stock options granted:

	Period Ended	Year Ended
	November 30,	February 29, 2008
	2008

Risk-free interest rate	1.61% - 4.59%	3.29%
Expected life of options (years)	4-5	5
Expected volatility	253%	118%
Dividend rate	0%	0%

The following table summarizes information regarding the non-vested stock purchase options outstanding as of November 30, 2008.

		Weighted
		Average
		Grant-Date
	Number of Options	Fair Value

Non-vested options at February 29, 2008	22,826	$43.24
Granted	22,826	$25.30
Vested	(17,935)	$24.84
Cancelled/forfeited	(13,043)	$40.94

Non-vested options at November 30, 2008	14,674	$39.45

At November 30, 2008, there was unamortized compensation expense of $341,738 relating to the outstanding unvested options. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 4 years.

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
November 30, 2008 (Expressed in US dollars)
(Unaudited)

6.	RELATED PARTY TRANSACTIONS

As of November 30, 2008, the Company has accrued liabilities of $86,778 (February 29, 2008 - $Nil) due to an officer and a company controlled by the officer of the Company for management services and reimbursement of expenses. The payables are non-interest bearing and with no specific terms of repayment.

The Company has incurred the following management and rental expenses paid to directors and a company controlled by an officer of the Company:

	Three months ended		Nine months ended
	November 30		November 30
	2008	2007	2008	2007
Management fees	$45,000	$1,500	$150,000	$4,500
Rental	-	750	-	2,250

These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

7.	SUPPLEMENTAL DISCLOSRE WITH RESPECT TO CASH FLOWS

During the nine month period ended November 30, 2008, the Company issued 3,281 common shares to Nu Star in connection with an option agreement. The shares were valued at $80,000.

During the nine month period ended November 30, 2007, the Company issued 130,435 common shares to Strathmore in connection with an option agreement. The shares were valued at $7,860,000.

8.	SUBSEQUENT EVENTS

In December 2008, the Company completed its first year contractual obligations under its agreement with Strathmore Minerals Corp by making a payment of $210,899.

In December 2008, the Company completed a non-brokered private placement for the issuance of 1,000,000 common shares at $0.10 per share for the total proceeds of $100,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report.

Our audited statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Corporate Overview

We were incorporated in the State of Nevada on March 23, 2005 (Inception) under the name “Alpine Resources Corporation” with an authorized capital of 100,000,000 shares of common stock with a par value of $0.00001. On April 10, 2007, we changed our name to “American Uranium Corporation.” We effected this name change by merging with our wholly owned subsidiary, named “American Uranium Corporation”, a Nevada corporation that we formed specifically for this purpose. We changed the name of our company to better reflect the direction and business of our company.

On March 23, 2005 we acquired a 100% interest in one-24 unit mineral claims in the Nanaimo Mining Division, British Columbia, Canada, in consideration for $1,750. The claims on that property are registered in the name of the former President of our Company, who has executed a trust agreement whereby the former President agrees to hold the claims in trust on our behalf. We do not intend to explore this property in the foreseeable future.

On April 10, 2007, we effected a 50:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock to 5,000,000,000 shares of common stock with no change in par value. The issued and outstanding share capital increased from 5,529,750 shares of common stock to 276,487,500 shares of common stock. All share and per share amounts have been retroactively adjusted for all periods presented.

On April 19, 2007, Robert Rich, our current President, acquired 250,000,000 common shares of our company, thereby obtaining approximately 90.4% of our issued and outstanding shares at that time and, therefore, control of our company. Mr. Rich was appointed as President, Secretary, Treasurer, and Director. In relation to the acquisition of the shares by Mr. Rich, our main office was moved from Vancouver B.C. Canada to Orleans, Massachusetts, where Mr. Rich lives. On June 1, 2007, Mr. Rich returned 245,000,000 post-split shares of common stock to treasury for cancellation for no consideration.

Effective August 20, 2007, we entered into an option and joint venture agreement with Strathmore for an option to earn-up to a 60% interest in the Pine Tree-Reno Creek Property located in Campbell County, Wyoming. Effective December 31, 2007, we entered into an amendment to our option and joint venture agreement with Strathmore through which we have the option to earn-in a 60% interest in Strathmore’s Pine Tree-Reno Creek Property located in Campbell County, Wyoming.

On March 6, 2008, Strathmore and American Uranium entered into a Limited Liability Company Operating Agreement dated effective January 3, 2008 and formed a limited liability company under the Delaware Limited Liability Company Act, 6 Del. C. 18-101, et seq. to own and conduct the operations on the Property. The company is incorporated under the name of AUC LLC and is controlled by Strathmore Minerals.

On April 7, 2008, we incorporated in Delaware, a wholly owned inactive subsidiary, American Uranium Corporation.

Effective October 17, 2008, we amended our Articles to effect a reverse split of our authorized common stock and our issued and outstanding shares of common stock at a ratio of one new share for 46 old shares. As a result, our authorized capital decreased from 5,000,000,000 shares of common stock with a par value of $0.00001 to 108,695,652 shares of common stock with a par value of $0.00001. Our issued and outstanding share capital decreased from 46,358,568 shares of common stock to 1,007,795 shares of common stock.

Plan of Operations for the Next 12 Months

We are an Exploration Stage company, as defined by Financial Accounting Standards Board (“FASB”) Statement No.7 and Securities and Exchange Commission (“SEC”) Industry Guide 7. Our principle business is the acquisition and exploration of mineral property interests in the United States. We have not presently determined whether our properties contain mineral resources that are economically recoverable. These statements have been prepared on a going concern basis, which implies that our company will continue to meet its obligations and continue its operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As at November 30, 2008, our company has not generated revenues and has accumulated losses of $5,514,866 since inception. The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. To mitigate this risk, management plans to obtain additional equity financing if possible, or to curtail operations, thereby conserving cash resources.

All project obligations for calendar year 2008 have been satisfied and new large obligatory project expenses will not be due until August 2009. We estimate that our total monthly expenses are approximately $50,000 - $100,000.

Current Status of Exploration Projects

During the quarter ended November 30, 2008 the following items were accomplished on our company’s two active exploration projects:

Pinetree-Reno Creek Joint Venture, Powder River Basin, Wyoming

To conserve cash, a minimum of project activity was supported, including obtaining Wyoming DEQ drilling permit for 19 future hydrologic test wells, renewal of Wyoming DEQ Deep Injection Well Permit, and pursuit of additional mineral rights within the joint venture’s area of interest.

We previously announced an exploration program at Pinetree-Reno Creek deposit in Wyoming. Analysis of historical data (including at least 1,100 drill hole logs) acquired from Power Resources Inc. convinced us that no more exploration drilling will be needed at the Reno Creek deposit. We anticipate moving this property toward future operation as expeditiously as is feasible given the time required of the permitting process.

NuStar JV, Arizona Strip

On September 18, 2008 we entered into a lease and option agreement with Nu Star Exploration LLC pursuant to which we have the option to purchase all or some of the mineral claims, known as the ‘Rock’, ‘Big’, ‘Candy’, ‘Rush’ and ‘Wit’ properties, from Nu Star located in the state of Arizona. We refer to these properties as the Arizona Properties. The agreement is for one or more years, but automatically extended as long as our commitments are met.

As consideration for the lease and option on the Arizona Properties, we made an initial cash payment of $202,050.00 ($25,000 deposit paid on July 11th, $57,500 paid on Aug 18th to renew federal mining claims, and $119,556 paid on September 18th to complete 1st year’s cash paid for lease) and issued 3,281 common shares with a fair value of $80,000 to Nu Star.

In consideration of any renewal terms, we agree to pay make additional cash payments and issue common shares to Nu Star as follows:

Renewal Term	Cash Payment	Value of Shares
September 18, 2009 through	$100,000	$100,000
September 17, 2010
(1st Renewal Term)
September 18, 2010 through	$125,500	$125,500
September 17, 2011
(2nd Renewal Term)
September 18, 2011 through	$150,500	$150,500
September 17, 2012
(3rd Renewal Term)
September 18, 2012 through	An amount equivalent to	An amount equivalent to
September 17, 2013	previous Lease Renewal Term	previous Lease Renewal Term
(4th Renewal Term) and All	plus $25,000	plus $25,000
Subsequent Renewal Terms

The Company has also paid the Bureau of Land Management $56,125 on or before the renewal date for renewal fees due for the Arizona Properties.

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
Lease Period	the Properties
September 18, 2008 through	$NIL
September 17, 2009 (Initial Term)
1st Renewal Term	$250,000
2nd Renewal Term	$400,000
3rd Renewal Term	$400,000
All subsequent lease renewal Terms	$400,000

Because uranium exploration work is weather dependent, the preponderance of exploration expenditures tends to occur during the six to eight warmer months of each year.

Liquidity and Capital Resources

Our financial condition for the three and nine months ended November 30, 2008 and 2007 and the changes between those periods for the respective items are summarized as follows:

We have suffered recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Working Capital
	November 30, 2008	February 29,
		2008
Current Assets	$1,351,654	$4,379,596
Current Liabilities	153,527	1,055,860
Working Capital	$1,198,127	$3,323,736

The decrease in our working capital was primarily due to payments to Nu Star and Strathmore relating to exploration activities. Furthermore, we paid approximately $762,000 penalty to the private placement unit holders during the quarter ended November 30, 2008.

Cash Flows

	Three months ended		Nine months ended
	November 30		November 30
	2008	2007	2008	2007
Cash flow used in operating activities	$(383,115)	(1,038,150)	(2,609,101)	(1,141,952)
Cash flow used in investing activities	(144,556)	(300,000)	(144,556)	(310,992)
Cash provided by financing activities	-	864,290	-	6,051,694
Net increase (decrease) in cash	$(527,671)	(473,860)	(2,753,657)	4,598,750

As of November 30, 2008 we had cash of $1,350,939 and working capital of $1,198,127 compared to cash of $4,104,596 and working capital of $3,323,736 as of February 29, 2008. We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders.

Cash Used in Operating Activities

During the three months ended November 30, 2008 we used net cash in operating activities in the amount of $383,115. The cash used in the nine-month period ended November 30, 2008 by our operating activities is primarily represented by the $762,000 we refunded to shareholders who participated in our equity financing.

Cash Used in Investing Activities

During the three months ended November 30, 2008, we had incurred an amount of $144,556 to Nu Star pursuant to the terms and conditions set forth on the lease and option agreement.

Cash Provided by Financing Activities

During the three months period ended November 30, 2008, we did not raise any additional capital. For the comparative period ended November 30, 2007, we had raised a total of $864,290 in cash by issuing common shares of our company.

Results of Operation

The following summary of our results of operations should be read in conjunction with our audited financial statements.

In the table below shows our operating results for the three and nine months ended November 30, 2008 and our operating results for the three and nine months ended November 30, 2007:

	Three Months Ended		Nine months ended
	November 30		November 30
	2008	2007	2008	2007
Expenses
Consulting fees	$(10,192)	32,958	489,786	52,684
Depreciation	457	1,222	1,461	1,762
Financing costs	-	-	-	-
General and administrative	95,968	35,071	264,914	51,242
Investor relations	27,216	57,017	149,131	70,078
Legal and accounting	55,882	28,979	196,456	107,665
Management fees	163,702	361,705	485,652	364,705
Mineral property expenditures	65,123	1,035,459	1,000,705	1,035,459
	$(398,156)	(1,552,411)	(2,588,105)	(1,683,595)

Revenues

We have had no operating revenues since our inception on March 23, 2005 through to the period ended November 30, 2008. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Consulting fees

For the three month period ended November 30, 2008, consulting fee expense includes fees paid for consulting services as well as an aggregate recovery of $32,721 in stock-based compensation representing the fair value of vesting stock options granted to consultants.

General and Administrative

The $60,897 increase in our general and administrative expenses for the three months ended November 30, 2008 compared to the same three month period in 2007 was due primarily to the increase in travel and promotion expense.

Legal and Audit

The increase in legal and audit fees for the three months ended November 30, 2008 reflects the legal costs associated with the NuStar option agreement and the company’s share consolidation.

Management Fees

There were no Management fees for the three months ended November 30, 2008 paid to our President pending the negotiations of a Management Services Agreement. An accrual provision to accounts payable in the order of $45,000 has been recorded. Stock base compensation expenses in an aggregate amount of $62,349. Management fees for the nine months ended November 30, 2007 represent services donated by our former president.

Mineral Property Exploration Costs

During the three months ended November 30, 2008 we expended $65,123 on our Pinetree-Reno Creek Project.

Off-Balance Sheet Arrangements

Our company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, we must maintain disclosure controls and procedures and our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on its evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls. We have identified the weaknesses as below.

  our company's accounting personnel and management does not have sufficient technical accounting knowledge relating to accounting for options granted to directors, officers and employees;
  tax returns have not been filed for our company;
  our company's accounting personnel and management does not have sufficient technical accounting knowledge relating to accounting for income taxes;
  our company’s accounting personnel and management does not have sufficient technical knowledge in the preparation of financial statements; and
  insufficient corporate governance policies. Our corporate governance activities and processes are not always formally documented. Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and,

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Certificates

Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this quarterly report on Form 10-Q.

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

We intend to continue exploration on the Pine Tree-Reno Creek Property and the Arizona Properties and we may or may not acquire additional interests in other mineral properties. The search for minerals as a business is extremely risky. We can provide investors with no assurance that exploration on the Pine Tree-Reno Creek Property, the Arizona Properties or any other property that we may acquire, will establish that any commercially exploitable quantities of minerals exist.

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

Uranium prices have been highly volatile, and are affected by numerous international economic and political factors which Yellowcake has no control. The spot price of uranium ranged from about $10 per pound to $138 per pound, to the current spot price of $51.00 at January 16, 2009 per pound. Uranium is primarily used for power generation in nuclear power plants, and the number of customers is somewhat limited in comparison to other global commodities. The price of uranium is affected by numerous factors beyond our control, including the demand for nuclear power, increased supplies from both existing and new uranium mines, sales of uranium from existing government stockpiles, and political and economic conditions.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from March 23, 2005 (Inception) to November 30, 2008 was $5,514,866. We had cash and cash equivalents in the amount of $1,350,939 as of November 30, 2008, which is not expected to meet our planned cash requirements for the ensuing year. We have no income from operations. We have reduced our budget and estimate our average monthly operating expenses to be approximately $100,000 each month. We cannot provide assurances that we will be able to successfully explore the current property and project and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 18, 2008 we issued 3,281 shares of common stock at a price of $24.38 per share pursuant to a lease and option agreement with Nu Star Exploration LLC. We issued the shares to one U.S. person pursuant to an exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

On December 29, 2008 we issued 1,000,000 shares of common stock to Odysseus III LLC pursuant to a private placement subscription agreement dated December 17, 2008. The investor is an accredited investor, and in issuing the shares we relied on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), provided by Section 4(2) of the Act and/or by Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION

Since the completion of our last quarter, we have experienced the following corporate developments:

1.

On September 18, 2008 we entered into a lease and option agreement with Nu Star Exploration LLC pursuant to which we have the option to purchase certain mineral properties from Nu Star located in the state of Arizona. The agreement is for one year and may be cancelled or renewed by either party.

Consideration for the mineral properties is an initial cash payment of US $119,556 and 3,128 shares of common stock at a price of $24.38.

2.	On September 30, 2008, we dismissed our previous independent accountant, Davidson & Company LLP,.

The report of Davidson regarding the Company's financial statements for the fiscal year ended February 29, 2008 did not contain any adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report on our financial statements contained an explanatory paragraph in respect to uncertainty as to the Company’s ability to continue as a going concern.

During the year ended February 29, 2008 and during the period from the end of the most recently completed fiscal quarter through to September 30, 2008, the date of dismissal, there were no disagreements with Davidson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Davidson would have caused it to make reference to the subject matter of the disagreements in connection with its report.

We provided Davidson with a copy of this Current Report on Form 8-K prior to its filing with the Securities and Exchange Commission, and requested that Davidson furnish us with a letter addressed to the SEC stating whether it agrees with the statements made by us in this Current Report, and if not, stating the aspects with which it does not agree. A copy of the letter provided Davidson, dated October 17, 2008, is filed as Exhibit 16.1 to our Form 8-K/A – filed on October 23, 2008.

Also on September 30, 2008, we engaged BDO Dunwoody LLP, independent registered accountants, as our independent accountant.

On September 30, 2008 the Company’s board of directors appointed BDO as the Company’s new independent registered public accounting firm following the dismissal of Davidson. Prior to the engagement of BDO, the Company has not consulted with BDO regarding either:

(a)

the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that BDO concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(b)

any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K), or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

3.

Effective October 17, 2008, we amended our Articles to effect a reverse split of our authorized common stock and our issued and outstanding shares of common stock at a ratio of one new share for 46 old shares. As a result, our authorized capital decreased from 5,000,000,000 shares of common stock with a par value of $0.00001 to 108,695,652 shares of common stock with a par value of $0.00001. Our issued and outstanding share capital decreased from 46,358,568 shares of common stock to 1,007,795 shares of common stock.

The Reverse Stock Split became effective with NASDAQ’s Over-the-Counter Bulletin Board at the opening for trading on October 20, 2008 under the new stock symbol “ACUC”, Our new CUSIP number is 030363 204.

4.

On December 17, 2008, we entered into a private placement subscription agreement with Odysseus III LLC providing for the purchase of 1,000,000 shares of common stock of our company at a price of $0.10 per share. We intend to use the private placement funds towards the costs of listing on the Canadian National Stock Exchange.

5.

On December 29, 2008 we issued 1,000,000 shares of common stock of our company to Odysseus III LLC in a private placement. Jeffrey Rich holds voting and dispositive power over shares held by Odysseus III LLC. The purchase price of the shares was $100,000, which was paid in cash and by the corporate funds of Odysseus.

Odysseus now owns 1,000,000 of our common shares, which is 49.8% of our issued and outstanding common shares as of December 29, 2008.

Prior to the issuance of 1,000,000 common shares to Odysseus, our President and director, Robert Rich, previously held 10% of our issued and outstanding stock and AUC LLC, the limited liability company controlled by Pat Groening who is the Chief Financial Officer of Strathmore, held approximately 12% of our issued and outstanding shares. Robert Rich and AUC had been our two largest controlling shareholders prior to this issuance.

On January 6, 2009, Odysseus and Robert Rich, our President and director, entered into a voting agreement whereby the parties agreed that the 1,000,000 shares of our common stock held by Odysseus will be voted as directed by Mr. Rich at any meeting of shareholders or in response to any written request by us for the consent of shareholders to any corporate action. The voting agreement is for a period of one year and has no provisions for renewal.

6.	There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant, attached as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006.
3.2	By-laws of the Registrant, attached as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006.
3.3	Certificate of Change filed with the Nevada Secretary of State on March 27, 2007 to be effective on April 10, 2007, attached as an exhibit to the current report on Form 8-K filed on April 12, 2007

Exhibit Number	Description
3.4	Certificate of Change filed with the Nevada Secretary of State on March 27, 2007 to be effective on October 7, 2008, attached as an exhibit to the current report on Form 8-K filed on October 21, 2008.
4.1	Specimen Stock Certificate, attached as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006.
10.1	Mining Claim, attached as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006.
10.2	Affiliate Stock Purchase Agreement, attached as an exhibit to the current report on Form 8-K filed on April 23, 2007.
10.3	Letter of Intent, attached as an exhibit to the current report on Form 8-K filed on May 18, 2007.
10.4	Investor Relations Agreement, attached as an exhibit to the current report on Form 8-K filed on July 5, 2007.
10.5	Stock Option and Subscription Agreement, attached as an exhibit to the current report on Form 8-K filed on July 5, 2007.
10.6	Option and Joint Venture Agreement dated August 20, 2007, attached as an exhibit to the current report on Form 8-K on September 5, 2007.
10.7	Form of Subscription Agreement for Offshore subscribers, attached as an exhibit to the current report on Form 8-K on September 5, 2007.
10.8	Form of Subscription Agreement for U.S. subscribers, attached as an exhibit to the current report on Form 8- K on September 5, 2007.
10.9	Form of Warrant certificate for Offshore subscribers, attached as an exhibit to the current report on Form 8- K on September 5, 2007.
10.10	Form of Warrant certificate for Canadian subscribers, attached as an exhibit to the current report on Form 8- K on September 5, 2007.
10.11	Form of Warrant for U.S. subscribers, attached as an exhibit to the current report on Form 8-K on September 5, 2007.
10.16	2007 Stock Option Plan, attached as an exhibit to the current report on Form 8-K with the Commission on September 24, 2007.
10.17	Purchase Agreement with Power Resources, Inc., dated October 10, 2007, attached as an exhibit to the current report on Form 8-K on October 10, 2007.
10.18	Pine Tree-Reno Creek ISR Property Amendment to Option and Joint Venture Agreement, attached as an exhibit to the quarterly report on Form 10-QSB on January 22, 2008.
10.19	Form of Subscription Agreement Offshore subscribers (attached as an exhibit to our current report on Form 8-K filed on September 5, 2007)
10.20	Form of Subscription Agreement U.S. subscribers (attached as an exhibit to our current report on Form 8-K filed on September 5, 2007)
10.21	Form of Warrant certificate Offshore subscribers ( attached as an exhibit to our current report on Form 8-K filed on September 5, 2007)
10.22	Form of Warrant U.S. subscribers (attached as an exhibit to our current report on Form 8-K filed on September 5, 2007)
10.23	Stock Option Agreement with Robert Rich dated effective January 15, 2008, attached as an exhibit to the current report on Form 8-K on January 23 2008.
10.25	Stock Option Agreement with Donald Cooper dated effective February 14, 2008, attached as an exhibit to the current report on Form 8-K on February 20, 2008.

Exhibit Number	Description
10.26	Limited Liability Company Operating Agreement of AUC, LLC dated effective January 3, 2008, attached as an exhibit to the current report on Form 8-K on March 18, 2008.
10.27	Stock Option Agreement between the Company and Raymond Foucault dated March 14, 2008, attached as an exhibit to the current report on Form 8-K on April 7, 2008.
10.28	Lease and Option Agreement dated September 18, 2008 with Nu Star Exploration LLC, attached as an exhibit to the current report on Form 8-K filed on September 22, 2008.
10.29	Stock Option Agreement dated effective August 1, 2007 between the Company and Michael Baybak, attached as an exhibit to our current report on Form 8-K filed on August 8, 2008.
10.30	Form of private placement subscription agreement attached as an exhibit to our current reports on Form 8-K filed on December 30, 2008 and Form 8-K/A filed on January 12, 2009
10.31	Voting Trust Agreement attached as an exhibit to our current report on Form 8-K/A filed on January 12, 2009
16.1	Letter from Davidson & Company LLP dated October 17, 2008 attached as an exhibit to our current report on Form 8-K/A filed on October 23, 2008
21.1	American Uranium Corporation, our 100% owned subsidiary incorporated in Delaware
31.1*	Certification pursuant to, Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act Of 2002

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

Dated: January 20, 2009