Form 10-K/A
period 2008-02-29
AMERICAN URANIUM CORP
filed 2009-04-01
CIK 1366899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 29, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to ___________________

Commission file number: 000-52824

AMERICAN URANIUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	98-0491170
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

600 17th Street, Suite 2800 South Tower, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(303) 634-2265

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
Nil	N/A

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

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

40,982,625 shares of common stock at a price of $0.66 per share for total proceeds of $27,048,532(1)

1 The aggregate market value of the voting stock held by non-affiliates is computed by reference to the sale price of our stock which was the price at which our common equity was last sold as of the last business day of our most recently completed second fiscal quarter as reported on www.stockwatch.com.

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 2,007,946(1) shares of common stock are issued and outstanding as of March 26, 2009.

1 On October 17, 2008, we completed a 46:1 stock consolidation, decreasing our issued and outstanding shares from 5,000,000,000 shares of common stock with a par value of $0.00001 to 108,695,652 shares of common stock with a par value of $0.00001.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the year ended February 29, 2008, filed with the Securities and Exchange Commission on June 30, 2008.

We are amending Item 7 to amend our disclosure regarding our anticipated cash requirements in order to provide more detailed disclosure.

We are amending Item 8 to insert a new audit report for the year ended February 29, 2008, to show where our financial statements have been restated. In addition, we have amended the description of our accounting policy regarding mineral property interests.

We are amending Item 9 to amend our disclosure changes in and disagreement with accounting on accounting and financial matters in relation to the fact that we engaged our independent auditor to re-audit our 2007 financial statements.

We are amending Item 9A to amend our disclosure regarding Disclosure Controls and Procedures to provide better and more succinct information.

We are amending Item 11 to amend our disclosure regarding Executive compensation to provide more narrative information.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits under Item 15 of this Form 10-K/A.

This Form 10-K/A does not reflect events occurring after the original filing date of the originally filed Form 10-K for the year ended February 29, 2008 or otherwise modify or update the disclosures set forth in that Form 10-K.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” in our Form 10-Q filed on June 30, 2008 and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  risks relating to general or market-specific economic or market factors;
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

Current Status of Exploration Projects

American Uranium Corporation has announced an exploration program at its Pinetree-Reno Creek property in Wyoming. Analysis of historical data (including 1,100 drill hole logs) acquired from Power Resources Inc. convinced American that no more exploration drilling will be needed at the Pinetree-Reno Creek property . We anticipate moving this property toward future operation as expeditiously as is feasible given the time required of the permitting process.

Anticipated Cash Requirements for Next Twelve Months to End on March 16, 2009

We estimate that our total expenditures over the 12 months to end March 16, 2009 will be approximately $2,869,000:

Consulting fees	$80,000
General and administrative	200,000
Investor relations	124,000
Legal and audit	72,000
Management fees	280,000
Mineral property exploration costs	2,113,000
Total	$2,869,000

Consulting fees cover the expense of all out-sourced work, including but not limited to website and corporate development work.

General and Administrative costs include office rent, utilities, communication, office equipment and supplies, banking fees, Insurance, corporate materials, accounting, and temporary office assistance.

Investor relations costs include press releases, advertizing, and travel expenses related to promoting the company.

Legal and audit costs include the outsourced attorney and independent auditor fees.

Management fees include salary paid to the Company’s President and fees paid to its financial manager.

Mineral property exploration fees consist of the following Pinetree-Reno Creek project expenditures:

  Claim maintenance: $100,000
  Travel expenses: $20,000
  Acquisition and maintenance of new mineral exploration claims: $1,098,000
  Data acquisition: $70,000
  Assignment of permits: $25,000
  Environmental/Permitting: $560,000
  Geological: $240,000
  Total: $2,113,000

At February 28, 2009, we had cash resources of approximately $908,734. We believe that we will require additional funds to implement our growth strategy in exploration operations over the next 12 months ending March 26, 2010. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. If we need and are unable to obtain additional financing, we could be forced to scale down or cease operations and investors could lose their entire investment in our common stock. We may continue to be unprofitable.

The recent weakening of economic conditions in the U.S. and around the world could have harmful effects on our ability to raise money to fund our planned operations. If this happens, we would likely go out of business and our investors will lose their entire investment in our company.

We believe that recent decreases in value of the common shares of many companies worldwide will make selling shares of our common stock increasingly difficult. If we are not able to sell enough of our shares to meet our financial needs, we will have to consider borrowing the money we need. A tightening of credit conditions has also been experienced in the economy recently. Because of the recent credit crisis, it is possible that we would not be able to borrow adequate amounts to fund our operations on terms and at rates of interest we find acceptable and in the best interests of our company. If we are unable to obtain the amount of money that we need to fund our operations, then we will likely go out of business and investors will lose their entire investment in our company.

We do not expect that the difficult economic conditions are likely to improve significantly in the near future. Further deterioration of the economy, and even consumer fear that the economy will deteriorate further could intensify the adverse effects of these difficult market conditions.

Liquidity and Capital Resources

Our financial condition for the years ended February 29, 2008 and February 28, 2007 is summarized as follows:

Working Capital

	At	At
	February	February
	29	28
	2008	2007
Current assets	$4,379,596	$27,128
Current liabilities	1,055,860	16,683
Working capital	$3,323,736	$10,445

Cash Flows

	Year Ended
		(Restated)
	February 29	February 28
	2008	2007
Cash flows used in operating activities	$(1,674,466)	$(25,821)
Cash flows used in investing activities	(310,992)	-
Cash flows provided by financing activities	6,062,926	52,930
Net increase (decrease) in cash during period	$4,077,468	$27,109

Working Capital

The increase in our working capital from $10,445 on February 28, 2007 to $3,323,736 on February 29, 2008 was primarily due to the issuance of our common stock in the amount of $6,062,926, net of costs of share issuance and cash used in operations of which $950,000 was incurred to purchase historical drilling data related to our Pinetree-Reno Creek property.

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

Our operating results for the years ended February 29, 2008 and February 28, 2007 for the respective items are summarized as follows:

	Year Ended	Year Ended
	February 29,	February 28,
	2008	2007
Legal and audit	$198,231	$18,169
Financing costs	761,565	-
General and administrative	42,517	5,295
Management fees	573,609	6,000
Mineral property expenditures	1,204,528	7,000
Net loss	$2,896,173	$36,464

Revenues

We have had no operating revenues since our inception on March 23, 2005 through to the period ended February 29, 2008. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative

The increase in our general and administrative expenses for the year ended February 29, 2008 was due to costs incurred to manage the administration of our Pinetree-Reno Creek property , including the establishment of a corporate office.

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

Management Fees

Management fees for the year ended February 29, 2008 include fees paid to the Company’s new president and chief financial officer and stock-based compensation of $414,184. Management fees for the year ended February 28, 2007 represent services donated by the Company’s former president.

Mineral Property Exploration Costs

During the year ended February 29, 2008 we expended $1,204,528 on our Pinetree-Reno Creek property , of which $950,000 was spent to purchase drill date that formed the basis of a technical report. Other expenses related to various environmental and permitting activities.

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
(An Exploration Stage Company)

We have audited the accompanying balance sheet of American Uranium Corporation (An Exploration Stage Company, formerly known as Alpine Resources Corporation) as at February 29, 2008 and the related statements of operations, stockholders' equity and cash flows for the year then ended We have also audited the statements of operations, stockholders’ equity and cash flows for the period from inception (March 23, 2005) to February 29, 2008, except that we did not audit these financial statements for the period from inception (March 23, 2005) through February 28, 2007; those statements were audited by other auditors whose report dated February 19, 2009 expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. Our opinion, insofar as it relates to the amounts for the period from inception (March 23, 2005) through February 28, 2007, is based solely on the report of the other auditors.

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

As described in Note 8 to the financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, on March 1, 2007.

As discussed in Note 13 to the financial statements, the February 28, 2007 financial statements have been restated to correct a misstatement.

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

Vancouver, Canada	“DAVIDSON & COMPANY LLP”
June 20, 2008 (except as to Note 13, which is as of March 30, 2009)	Chartered Accountants

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

BDO Dunwoody LLP	600 Cathedral Place
Chartered Accountants	925 West Georgia Street
Vancouver, BC, Canada V6C 3L2
Telephone: (604) 688-5421
Telefax: (604) 688-5132
E-mail: vancouver@bdo.ca
www.bdo.ca

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
American Uranium Corp.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of American Uranium Corp. (An Exploration Stage Company) as of February 28, 2007, and the related statement of operations, cash flows and changes in stockholders’ equity for the year then ended and for the period from inception (March 23, 2005) to February 28, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Uranium Corp. at February 28, 2007, and the results of its operations and its cash flows for the year then ended and for the period from inception (March 23, 2005) to February 28, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had an accumulated deficit of $59,785 at February 28, 2007 and incurred a net loss for the year then ended of $36,464. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The statement of cash flows for the year ended February 28, 2007 has been restated to correct an error as described in Note 13.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada
February 19, 2009

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

AMERICAN URANIUM CORPORATION
(Formerly Alpine Resources Corporation)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
(Expressed in United States Dollars)

					Deficit
					Accumulated
					During the	Total
	Number of		Additional	Donated	Exploration	Stockholders'
	common	Par Value	Paid-in	Capital	Stage	Equity
	shares		Capital

Balance, March 23, 2005		$-	$-	$-	$-	$-
(date of inception)
Shares issued:
Initial capitalization	250,000,000	2,500	(2,450)	-	-	50
Donated services	-	-	-	8,250	-	8,250
Net loss for the period	-	-	-	-	(23,321)	(23,321)

Balance, February 28, 2006	250,000,000	2,500	(2,450)	8,250	(23,321)	(15,021)
Shares issued:
Private placement	26,487,500	265	52,665	-	-	52,930
Donated services	-	-	-	9,000	-	9,000
Net loss for the year	-	-	-		(36,464)	(36,464)

Balance, February 28, 2007	276,487,500	2,765	50,215	17,250	(59,785)	10,445
Shares issued:
Private placements	8,461,829	85	6,346,285	-	-	6,346,370
For purchase of mineral rights	6,000,000	60	7,859,940	-	-	7,860,000
Common stock subscribed						-
Shares returned to treasury	(245,000,000)	(2,450)	2,450	-	-	-
Share issue costs	-	-	(283,444)	-	-	(283,444)
Finders' fee	258,296	2	(2)	-	-	-
Donated services	-	-	-	4,500	-	4,500
Stock-based compensation	-	-	450,998	-	-	450,998
Net loss for the year	-	-	-	-	(2,896,173)	(2,896,173)
Balance, February 29, 2008	46,207,625	$462	$14,426,442	$21,750	$(2,955,958)	$11,492,696

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
		(Restated –
		Note 13)

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

Mineral property interests

The Company follows a policy of expensing exploration expenditures as incurred . Such expenditures include exploration and administration expenditures. Mineral property acquisition costs are capitalized when incurred and are classified as tangible assets and are evaluated for impairment and written down as required.

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

Foreign currency transactions

The functional currency of the Company is the United States dollar. Accordingly, monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non- monetary assets and liabilities denominated in a foreign currency are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains or losses arising on translation of foreign currency items are included in the statement of operations.

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
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008
(Expressed in United States Dollars)

6.	COMMON STOCK (continued) Share purchase warrants

Share purchase warrant transactions are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price

Balance at February 28, 2007	-	$-
Issued	4,230,915	1.25
Balance at February 29, 2008	4,230,915	$1.25

At February 29, 2008, the following share purchase warrants were outstanding:

Exercise
Number of Warrants	Price	Expiry Date

4,230,915	$ 1.25	August 23, 2009

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

The weighted average fair value per stock option granted during the year ended February 29, 2008 was $0.92 ( 2007 -$Nil).

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

13.	RESTATEMENT

Subsequent to the issuance of the February 28, 2007 financial statements, the Company has corrected an error in the presentation of the mineral exploration costs on the statements of cash flows for the year ended February 28, 2007. As a result, the net cash used in operating activities for the year ended February 28, 2007 has increased by $7,000 (from $18,821 to $25,821); the net cash used in investing activities for the year ended February 28, 2007 has decreased by $7,000 (from $7,000 to Nil).

There was no impact on the balance sheet, net loss and net loss per share for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

Effective October 6, 2007, Telford Sadovnick, P.L.L.C. resigned as our company’s auditors. We engaged the firm of BDO Dunwoody LLP to re-audit the financial statements for the fiscal year of 2007.

Telford Sadovnick stated that they were resigning as our independent auditor due to the fact that they had withdrawn their registration with the Public Company Accountability Oversight Board and is no longer able to audit U.S. issuers.

BDO Dunwoody LLP reports on our financial statements for the year ended February 28, 2007 and the period from inception (March 23, 2005) to February 28, 2007 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope or accounting principles with the exception of a statement regarding the uncertainty of our company’s ability to continue as a going concern.

During the year ended February 28, 2007 and the period from inception (March 23, 2005) to February 28, 2007, there have been no disagreements with BDO Dunwoody LLP on any matter of accounting principles or practices, financial statements disclosure, or auditing scope procedures.

On January 7, 2008, our board of directors appointed Davidson & Company LLP, Chartered Accountants as our company’s new independent registered public accounting firm following the resignation of Telford. Prior to its appointment as independent accountants, our company did not consult Davidson & Company LLP on any of the matters referenced in Item 304 of Regulation S-K.

On September 30, 2008, Davidson & Company LLP, was dismissed independent accountant. The report of Davidson regarding the Company's financial statements for the fiscal year ended February 29, 2008 did not contain any adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report on our financial statements contained an explanatory paragraph in respect to uncertainty as to the Company’s ability to continue as a going concern.

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

On September 30, 2008, we engaged BDO Dunwoody LLP, independent registered accountants, as our independent accountant and to re-audit the 2007 financial statements. Prior to the engagement of BDO, we did not consult with BDO regarding either:

(a)

the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that BDO concluded was an important factor we considered in reaching a decision as to the accounting, auditing or financial reporting issue; or

(b)

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

Based on its evaluation, our management, with the participation of our principal executive and principal financial officer, concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective.

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

In performing the assessment, our management concluded that as of the end of the period covered by this Annual Report on Form 10-K our internal control over financial reporting was not effective. Our management identified several material weaknesses in our internal control processes. These weaknesses included inadequate security, inadequate restricted access to systems and insufficient disaster recovery plans. Management has also identified material weaknesses in our internal control processes over procurement and disbursements, primarily related to lack of segregations of duties.

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

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards(5) ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Robert A. Rich(1) President, CEO, CFO, Secretary, Treasurer, and Director	2008 2007 2006	135,000 Nil Nil	Nil Nil Nil	Nil Nil Nil	248,335 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	373,335 Nil Nil
Hamish Malkin (2) Former CFO, Treasurer and Director	2008 2007 2006	20,500 Nil Nil	Nil Nil Nil	Nil Nil Nil	498,949 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	519,449 Nil Nil
Mir Huculak(3) Former President, CEO, CFO, Secretary, Treasurer and Director	2008 2007 2006	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil 6,000 (4) 5,500 (4)	Nil 6,000 5,500

(1) Robert A. Rich was appointed as our President, Chief Executive Officer, Secretary, Treasurer and a director on April 19, 2007. He resigned as Treasurer on September 15, 2007 but was again appointed treasurer, as well as Chief Financial Officer on June 27, 2008.

Robert Rich was paid $15,000 per month for his services to our company. His only other compensation is participation as a Director in the Company’s Stock Option Plan, which provides the opportunity to purchase up to 300,000 shares of the Company’s stock over 3 years.

(2) Hamish Malkin was appointed as our Chief Financial Officer, Treasurer and a director on September 15, 2007. Mr. Malkin resigned from all positions with our company on June 27, 2008.

Hamish Malkin, until he left our company June 27, 2008, was paid $3,000 to $5,000 per month (depending on workload) for the services he provided to our company as its CFO. In this capacity, he also received a stock option, which provided the opportunity to purchase up to 200,000 shares of our stock over 3 years. As a Director, Mr. Malkin was given stock options that provided him with the opportunity to purchase up to 300,000 shares over 3 years. Those option terminated following his resignation.

(3) Mir Huculak was appointed as our president, principal executive officer, principal financial officer, secretary, treasurer and a director on March 23, 2005, he resigned as our President on April 19, 2007 and as principal executive officer, principal financial officer, secretary, treasurer and a director on May 29, 2007.

(4)This amount represents management fees that were accrued but never paid to Mr. Huculak. The company has accounted for these fees as donated services.

(5)The exercise price for stock options were set at the fair market price at the time of grant. There has been no re-pricing of exercise price, extension of exercise period or other material changes.

Material Terms of Agreements

As of February 29, 2008, we did not have a written agreement with Robert Rich our sole officer and a director. From his first date of appointment on April 19, 2007 to June 1, 2007, he did not earn or accrue a salary when under a verbal agreement with our company's founders, he began being paid US$15,000 per month. His expenses were reimbursed for all ordinary out of pocket travel and other expenses related to his providing services to our company. Also, during this time, we did not purchase healthcare insurance or director and officer insurance for Mr. Rich.

As of January 1, 2009, we have a written agreement with Robert Rich, our principal executive and principal financial office. Pursuant to the agreement, Bob Rich’s salary will be $20,000 per month, starting with January 2009.

Mr. Rich works an average of approximately 160 hours per month in fulfilling his role in the company.

Mr. Rich is reimbursed for all ordinary out of pocket travel and other expenses related to his providing services to the Company.

We do not purchase healthcare insurance, but do purchase director and officer insurance for Mr. Rich.

Director Compensation Policy

Our board of directors has received no compensation other than stock options to date and there are no plans to compensate them in the near future, unless and until we begin to realize revenues and become profitable in our business operations.

The table below shows the compensation of our directors for our last completed fiscal year ended February 29, 2008:

DIRECTOR COMPENSATION
Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards(3) ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Devinder Randhawa(1)	Nil	Nil	299,646	Nil	Nil	Nil	299,646
Donald Cooper(2)	Nil	Nil	210,813	Nil	Nil	Nil	210,813

(1) Devinder Randhawa was appointed as a director on September 20, 2007 and resigned on February 12, 2008. On September 21, 2007, Mr. Randhawa was granted 300,000 common share purchase options for his agreement to serve as a director. The options vested as follows: 25% upon date of issue, 25% after one year, 25% after two years and 25% after 3 years from date of issue. The options have now terminated pursuant to the terms of the stock option agreement because of Mr. Randhawa’s resignation.
(2) Donald Cooper was appointed as a director on February 14, 2008. On February 14, Mr. Cooper was granted 300,000 common share purchase options for his agreement to serve as a director. The options vest as follows: 25% upon date of issue, 25% after one year, 25% after two years and 25% after 3 years from date of issue. The options are exercisable at $0.85 per share and expire on February 14, 2013.
(3)The exercise price for stock options were set at the fair market price at the time of grant. There has been no re-pricing of exercise price, extension of exercise period or other material changes.

Outstanding equity awards at fiscal year-end

Below is a summary of unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year

	Options Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Robert A. Rich(1)	75,000	225,000	Nil	1.00	January 15, 2013	Nil	n/a	Nil	n/a
Hamish Malkin (2) Former CFO, Treasurer and Director	125,000	375,000	Nil	1.20	September 15, 2012(2)	Nil	n/a	Nil	n/a

(1) Robert A. Rich was appointed as our President, Chief Executive Officer, Secretary, Treasurer and a director on April 19, 2007. He resigned as Treasurer on September 15, 2007 but was again appointed treasurer, as well as Chief Financial Officer on June 27, 2008. On January 15, 2008, Mr. Rich was granted 300,000 common share purchase options for his continued agreement to serve as director and officer. The options with vesting terms of 25% upon grant date, 25% on each anniversary year thereafter.
(2) Hamish Malkin was appointed as our Chief Financial Officer, Treasurer and a director on September 15, 2007. Mr. Malkin had received the options for his continued agreement to serve as an officer and director of the company. Mr. Malkin resigned from all positions with our company on June 27, 2008. All exercisable and non-exercisable options have now expired.

Option exercises and stock vested table.

None of our directors, officers or employees has exercised their stock options.

OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Robert A. Rich	Nil	Nil	Nil	Nil
Hamish Malkin	Nil	Nil	Nil	Nil
Donald Cooper	Nil	Nil	Nil	Nil
Devinder Randhawa	Nil	Nil	Nil	Nil
Raymond Foucault	Nil	Nil	Nil	Nil

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant, attached as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006.
3.2	By-laws of the Registrant, attached as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006.
3.3	Certificate of Change filed with the Nevada Secretary of State on March 27, 2007 to be effective on April 10, 2007, attached as an exhibit to the current report on Form 8-K filed on April 12, 2007
3.4	Certificate of Change filed with the Nevada Secretary of State on March 27, 2007 to be effective on October 7, 2008, attached as an exhibit to the current report on Form 8-K filed on October 21, 2008.
4.1	Specimen Stock Certificate, attached as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006.
10.1	Mining Claim, attached as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006.
10.2	Affiliate Stock Purchase Agreement, attached as an exhibit to the current report on Form 8-K filed on April 23, 2007.
10.3	Letter of Intent, attached as an exhibit to the current report on Form 8-K filed on May 18, 2007.

Exhibit Number	Description
10.4	Investor Relations Agreement, attached as an exhibit to the current report on Form 8-K filed on July 5, 2007.
10.5	Stock Option and Subscription Agreement, attached as an exhibit to the current report on Form 8-K filed on July 5, 2007.
10.6	Option and Joint Venture Agreement dated August 20, 2007, attached as an exhibit to the current report on Form 8-K on September 5, 2007.
10.7	Form of Subscription Agreement for Offshore subscribers, attached as an exhibit to the current report on Form 8-K on September 5, 2007.
10.8	Form of Subscription Agreement for U.S. subscribers, attached as an exhibit to the current report on Form 8- K on September 5, 2007.
10.9	Form of Warrant certificate for Offshore subscribers, attached as an exhibit to the current report on Form 8- K on September 5, 2007.
10.10	Form of Warrant certificate for Canadian subscribers, attached as an exhibit to the current report on Form 8- K on September 5, 2007.
10.11	Form of Warrant for U.S. subscribers, attached as an exhibit to the current report on Form 8-K on September 5, 2007.
10.16	2007 Stock Option Plan, attached as an exhibit to the current report on Form 8-K with the Commission on September 24, 2007.
10.17	Purchase Agreement with Power Resources, Inc., dated October 10, 2007, attached as an exhibit to the current report on Form 8-K on October 10, 2007.
10.18	Pinetree-Reno Creek ISR Property Amendment to Option and Joint Venture Agreement, attached as an exhibit to the quarterly report on Form 10-QSB on January 22, 2008.
10.19	Form of Subscription Agreement Offshore subscribers (attached as an exhibit to our current report on Form 8-K filed on September 5, 2007)
10.20	Form of Subscription Agreement U.S. subscribers (attached as an exhibit to our current report on Form 8-K filed on September 5, 2007)
10.21	Form of Warrant certificate Offshore subscribers ( attached as an exhibit to our current report on Form 8-K filed on September 5, 2007)
10.22	Form of Warrant U.S. subscribers (attached as an exhibit to our current report on Form 8-K filed on September 5, 2007)
10.23	Stock Option Agreement with Robert Rich dated effective January 15, 2008, attached as an exhibit to the current report on Form 8-K on January 23 2008.
10.25	Stock Option Agreement with Donald Cooper dated effective February 14, 2008, attached as an exhibit to the current report on Form 8-K on February 20, 2008.
10.26	Limited Liability Company Operating Agreement of AUC, LLC dated effective January 3, 2008, attached as an exhibit to the current report on Form 8-K on March 18, 2008.
10.27	Stock Option Agreement between the Company and Raymond Foucault dated March 14, 2008, attached as an exhibit to the current report on Form 8-K on April 7, 2008.
10.28	Lease and Option Agreement dated September 18, 2008 with Nu Star Exploration LLC, attached as an exhibit to the current report on Form 8-K filed on September 22, 2008.
10.29	Stock Option Agreement dated effective August 1, 2007 between the Company and Michael Baybak, attached as an exhibit to our current report on Form 8-K filed on August 8, 2008.
10.30	Form of private placement subscription agreement attached as an exhibit to our current reports on Form 8-K filed on December 30, 2008 and Form 8-K/A filed on January 12, 2009
10.31	Voting Trust Agreement attached as an exhibit to our current report on Form 8-K/A filed on January 12, 2009
10.32*	Rich Associates, Inc. Employment agreement dated January 1, 2009
16.1	Letter from Davidson & Company LLP dated October 17, 2008 attached as an exhibit to our current report on Form 8-K/A filed on October 23, 2008
21.1	American Uranium Corporation, our 100% owned subsidiary incorporated in Delaware
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

Exhibit Number	Description
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act Of 2002

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN URANIUM CORPORATION

/s/ Robert A. Rich
Robert A. Rich
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert A. Rich
Robert A. Rich
President, Chief Executive Officer Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: March 31, 2009

/s/ Donald K. Cooper
Donald K. Cooper
Director
Date: March 31, 2009

/s/ Joseph DiStefano
Joseph DiStefano
Director
Date: March 31, 2009