Form 10-K
period 2009-02-28
AMERICAN URANIUM CORP
filed 2009-06-15
CIK 1366899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-52824

(Exact name of registrant as specified in its charter)

Nevada	91-1918324
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

600 17th Street, Suite 2800 South, Denver, CO 80202
(Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code (303) 634-2265

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
Nil	N/A

Securities registered pursuant to Section 12(g) of the Act

Common Stock, par value $0.00001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act. Yes [   ]    No [X]

ii

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post
such files). Yes [   ]    No [   ]

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

41,207,625 common shares at a price of $0.54 per share for an aggregate market value of $22,252,118 1

1 The aggregate market value of the voting stock held by non-affiliates is computed by reference to the price of the last business day of our most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 2,007,946 shares of common stock are issued and outstanding as of June 3, 2009

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

iii

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Item 1A. Risk Factors” beginning on page 3 and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

Corporate Overview and Description of our Business

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

On March 6, 2008, Strathmore Resources (US) Ltd. and American Uranium entered into a Limited Liability Company Operating Agreement dated effective January 3, 2008 and formed a limited liability company under the Delaware Limited Liability Company Act, 6 Del. C. 18-101, et seq. to own and conduct the operations on the Property. The company is incorporated under the name of AUC LLC and is controlled by Strathmore Minerals.

On April 7, 2008, we incorporated in Delaware, a wholly owned inactive subsidiary, American Uranium Corporation. On March 9, 2009, we approved the winding up and dissolution of our subsidiary and the distribution of its remaining property and assets to our company as its sole shareholder.

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

Research and Development Expenditures

We did not incur expenditures in research and development over the last fiscal year.

Employees

Currently, we do not have any employees. Our directors and certain contracted individuals play an important role in the running of our company. We do not expect to hire any employees during the next 12 month period. We do and will continue to outsource contract employment as needed.

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

Subsidiaries

On March 9, 2009, we dissolved our wholly owned Delaware subsidiary American Uranium Corporation. As a result, we do not have any subsidiaries.

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

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration program that we intend to undertake on the Pinetree-Reno Creek Property, the Arizona Properties and any additional properties that we may acquire. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the Pinetree-Reno Creek Property and the Arizona Properties may not result in the discovery of uranium. Any expenditures that we may make in the exploration of any other mineral property that we may acquire may not result in the discovery of any commercially exploitable mineral resources. Problems such as unusual or unexpected geological formations and other conditions are involved in all mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our interests in the Pinetree-Reno Creek Property and the Arizona Properties. If this happens, our business will likely fail.

Because of the speculative nature of the exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of any quantities of uranium on the Pinetree-Reno Creek Property, the Arizona Properties or any other additional properties we may acquire.

We intend to continue exploration on the Pinetree-Reno Creek Property and the Arizona Properties and we may or may not acquire additional interests in other mineral properties. The search for minerals as a business is extremely risky. We can provide investors with no assurance that exploration on the Pinetree-Reno Creek Property, the Arizona Properties or any other property that we may acquire, will establish that any commercially exploitable quantities of minerals exist.

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

Uranium prices have been highly volatile, and are affected by numerous international economic and political factors over which we have no control. The spot price of uranium ranged from about $10 per pound to $138 per pound, to the spot price of $50.00 at June 11, 2009 per pound. Uranium is primarily used for power generation in nuclear power plants, and the number of customers is somewhat limited in comparison to other global commodities. The price of uranium is affected by numerous factors beyond our control, including the demand for nuclear power, increased supplies from both existing and new uranium mines, sales of uranium from existing government stockpiles, and political and economic conditions.

Our long-term success is highly dependent upon the price of uranium, as the economic feasibility of any ore body discovered on its properties would in large part be determined by the prevailing market price of uranium. If a profitable market does not exist, we may have to cease operations.

Risks Associated with our Company

The recent weakening of economic conditions in the U.S. and around the world could have harmful effects on our ability to raise money to fund our planned operations, which could cause us to be unable to recommence our planned exploration program on the Pinetree-Reno Creek Property or the Arizona Properties, which are currently the only properties we intend to explore. If this happens, we would likely go out of business and investors will lose their entire investment.

Selling common shares of our company to fund our operations has become increasingly difficult. We believe that recent decreases in value of the common shares of many companies worldwide has most likely caused or exacerbated this problem. If we are not able to sell enough of our shares to meet our financial needs, we will have to consider borrowing the money we need. A tightening of credit conditions has also been experienced in the economy recently. Because of the recent credit crisis, it is possible that we would not be able to borrow adequate amounts to fund our operations on terms and at rates of interest we find acceptable and in the best interests of our company.

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

Because both the Pinetree-Reno Creek Property and the Arizona Properties may not contain commercially exploitable uranium and we have never made a profit from our operations, our securities are highly speculative and investors may lose all of their investment in our company.

Our securities must be considered highly speculative, generally because of the nature of our business and our early stage of operations. We currently intend to conduct an exploration program on our Pinetree-Reno Creek Property and on the Arizona Properties. Both properties are in the exploration stage only. We may or may not acquire additional interests in other mineral properties. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. So, any profitability in the future from our business will be dependent upon locating and exploiting uranium on the Pinetree-Reno Creek Property, the Arizona Properties or mineral deposits on any additional properties that we may acquire. It is uncertain whether any mineral properties that we may acquire or have an interest in, including the Pinetree-Reno Creek Property and the Arizona Properties will contain commercially exploitable mineral deposits and any funds that we spend on exploration likely will be lost. We may never discover commercially exploitable uranium in the Pinetree-Reno Creek Property, the Arizona Properties or any other area, or we may do so and still not be commercially successful if we are unable to exploit those mineral deposits profitably. We may not be able to operate profitably and may have to cease operations, the price of our securities may decline and investors may lose all of their investment in our company.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from March 23, 2005 (Inception) to February 28, 2009 was $14,335,232. We had cash and cash equivalents in the amount of $891,886 as of February 28, 2009, which is not expected to meet our planned cash requirements for the ensuing year. We have no income from operations. We have reduced our budget and estimate our average monthly operating expenses to be approximately $100,000 each month. We cannot provide assurances that we will be able to successfully explore the current property and project and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company. Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern as described in the auditors’ report by our auditors with respect to the consolidated financial statements for the year ended February 28, 2009. Our audited financial statements for the year ended February 28, 2009 don’t include adjustments for this uncertainty. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Our company has a limited operating history and is in the exploration stage. The success of our company is significantly dependent on the uncertain events of the discovery and exploitation of uranium on the Pinetree-Reno Creek Property or the Arizona Properties. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

Risks Associated with our Common Stock

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our articles of incorporation authorize the issuance of up to 108,695,652 shares of common stock with a par value of $0.00001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more properties, to fund our proposed exploration programs and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Executive Offices and Registered Agent

Our executive and head office is located at 600, 17th Street, Suite 2800 South, Denver, CO. We pay “Your Office USA” a minimum of US$180.00 per month for the provision of the office and related services. We feel that the arrangement will be suitable for the next 12 months. We attach a copy of the agreement to this annual report on Form 10-K.

Our registered office for service in the State of Nevada is located at Pacific Stock Transfer Company 500 E. Warm Springs Road, Suite 240, Las Vegas NV 89119 (702) 361-3033.

Mineral Properties

Pinetree-Reno Creek - Wyoming

The Lease descriptions held by our joint venture are as follows:

Wyoming State Leases

Lease No.	Property District	Acreage	Section	Township	Range	Due Date	Lessee
0-40864	Pinetree-Reno Creek	640	16	42N	73W	June 2, 2009	Miller
0-40865	Pinetree-Reno Creek	640	16	42N	74W	June 2, 2009	Miller
0-40866	Pinetree-Reno Creek	640	16	43N	74W	June 2, 2009	Miller
0-40866	Pinetree-Reno Creek	640	36	43N	74W	June 2, 2009	Miller
0-40867	Pinetree-Reno Creek	640	36	44N	75W	June 2, 2009	Miller

Private Leases

Name	Subdivision	Section	Township	Range	Acreage
Bin	SE	30	43N	74W	160
Bin	NE	31	43N	74W	160
Reichmuth	NW,S2	31	43N	73W	480

Our plan of operation is to carry out the agreement that we entered into, effective August 20, 2007, with Strathmore Resources (US) Ltd. That agreement provides for an option for our company to earn-up to a 60% interest in the Pinetree-Reno Creek Property located in Campbell County, Wyoming.

In January 2008, the original agreement was amended to remove Strathmore’s right to retain or earn back the 11% interest in the properties.

Pursuant to the March 6, 2008 LLC agreement with Strathmore dated effective January 3, 2008, Strathmore has no right to retain or earn back a percentage of our interest in the Pinetree-Reno Creek property, as it had in the agreements that have been replaced by the LLC agreement.

Previous agreements between the parties relating to the exploration of the property, the development of the property and any related activities have been replaced by the LLC agreement.

Pursuant to the agreement, if we incur $12,375,000 in expenditures, we will earn a 22.5% interest in the property and at that point will become a joint venture partner with Strathmore. The remaining 37.5% interest will be earned upon incurring the balance of $20,625,000 in required expenditures. The subsequent amendment in January, 2008 resulted in the deletion of Strathmore’s right to earn back an 11% interest in the property for $14,000,000 within 90 days of the delivery of a feasibility report. Strathmore will be the operator until we earn a 60% interest in the property.

Maps of the Pinetree-Reno Creek Property are included below under the section entitled “Location and Description of the Pinetree-Reno Creek Property” beginning on page 12. There is no assurance that any commercially viable uranium or any other type of mineral deposits exist on the any of our properties. We acquired the option to earn an interest in the Pinetree-Reno Creek Property at an imputed cost of $8,160,000 represented by $300,000 and the issuance of 130,435 common shares (6,000,000 shares prior to share consolidation 46:1) with a fair market value of $7,860,000.

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

Our plan of operations over the next 12 months involves carrying out the terms of the LLC agreement with Strathmore. We intend to acquire, integrate and analyze existing drill data for the joint venture property and add fill-in properties to the joint venture lands in order to increase our resource base.

We implemented a program of exploration in May 2008. The program involves data analysis, environmental studies and permitting work.

Planned work for 2009 and 2010 includes:

  drilling hydrologic test wells from Wyoming’s State Engineer’s Office and State Department of Environmental Quality, Land Quality Division; and

  continue environmental and related work needed for State and Federal permits/licenses.

Due to the uncertainty of our ability to meet our current operating and capital expenses, on our audited financial statements for the year ended February 28, 2009 our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Effective August 20, 2007 we entered into an option and LLC agreement with Strathmore Resources (US) Ltd. Pursuant to the agreement, we have an option to earn-in a 60% interest in Strathmore’s Pinetree-Reno Creek uranium properties located in Campbell County, Wyoming. The property is located in the central Powder River Basin, within the Pumpkin Buttes Uranium District, and encompasses approximately 16,000 acres. Under the terms of the agreement, we have issued 130,435 shares (post-shares consolidation) of common stock of our company to Strathmore and have reimbursed Strathmore 100% of its expenditures incurred by Strathmore for the Property, in the amount of $300,000. We are required to reimburse funds spent by Strathmore to acquire additional uranium leases (which will then form part of the property); and incur a total of $33,000,000 in expenditures on the Property over a six year period, of which $1,500,000 must be incurred in the first year (incurred), $1,500,000 in the second year, $2,000,000 in the third year and $28,000,000 before the end of the sixth year.

Following our entry into the agreement with Strathmore Resources (US) Ltd., we moved our principal executive offices to Denver, Colorado because we wanted to have an office nearer our Wyoming exploration project.

The agreement provides that we will earn a 22.5% interest in the Pinetree-Reno Creek Property once we have incurred $12,375,000 of the required $33,000,000 expenditures. The remaining 37.5% interest will be earned upon incurring the balance of $20,625,000 in required expenditures. Strathmore will be the operator until we earn the 60% interest in the property.

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

The Pinetree-Reno Creek Property is comprised of 123 unpatented mining claims. Many of the claims on the property are on split-title lands. This means that the surface of the land is owned by private landowners and the underlying minerals are owned by the federal government and administered by the U.S. Department of Interior’s Bureau of Land Management (BLM). The remainder of the property is comprised of claims held through state and private leases.

Pursuant to the agreement, if we incur $12,375,000 in expenditures, we will earn a 22.5% interest in the property and at that point will become a joint venture partner with Strathmore. Until we have earned our 60% interest in the property, Strathmore will be the operator. We had no pre-existing affiliation with Strathmore Resources.

On March 6, 2008, we entered into a Limited Liability Company Operating Agreement with Strathmore Resources (US) Ltd. dated effective January 3, 2008 and formed a limited liability company under the Delaware Limited Liability Company Act, 6 Del. C. 18-101, et seq. to own and conduct the operations on the Property. The LLC agreement replaces the August 20, 2007 and December 31, 2007 agreements.

Our company had no pre-existing affiliation with Strathmore or its affiliates prior to our August 20, 2007 option and LLC agreement with Strathmore.

Our joint venture operator, Strathmore Minerals, is responsible for maintaining/retaining all property held by the JV, including federal mining claims, State land and private leases.

Strathmore, as joint venture operator, maintains all agreements and documents covering property held by the JV. Payments due for federal mining claims and State land are a matter of public record; private lease terms are proprietary.

The claims of our Pine Tee-Reno Creek Property are found in the areas called the West Reno Property, the Pinetree Property and the Four Mile Creek Property. On the West Reno Property, our claims rune from WR-1 to WR- 80, BFR 1 to BFR 38 and SC 1 to SC 45. On the Pinetree Property, our claims run from PT-1 to PT-33, WM1 to WM27. On the Four Mile Creek Property, our claims run from FMC-1 to FMC-112, ANC 1 to ANC 45, SANC 1 to SANC 80, SWD -1 to SWD - 60.

Effective December 31, 2007, we entered into an amendment to our option and LLC agreement with Strathmore Resources (US) Ltd. through which we have the option to earn-in a 60% interest in Strathmore’s Pinetree-Reno Creek Property located in Campbell County, Wyoming.

The Pinetree-Reno Creek Property, the only property we currently intend to explore, is without known reserves and our proposed program is exploratory in nature.

Under the terms of the LLC, Strathmore has a right to retain or earn back an 11% interest in the properties. In January 2008, the original agreement was amended to remove Strathmore’s right to retain or earn back the 11% interest in the properties.

Strathmore has contributed its undivided 100% interest in the Pinetree-Reno Creek property to the LLC, pursuant to the LLC agreement.

As of February 28, 2009, we have contributed the following to the LLC, pursuant to the LLC agreement:

  $1,500,000 for the joint venture in year, of which $236,886 is going to be expended against exploration costs in the fiscal year ending February 28, 2010;

  $131,250 to AUC LLC;

  credit for $950,000 spent on PRI data during late 2007; and

  $25,000 paid for assignment by PRI of valid Deep Injection Well Permit, which need to be quit claimed to AUC LLC in order to obtain credit for joint venture year two

Also pursuant to the LLC agreement, we have delivered 130,435 shares (6,000,000 common shares prior to share consolidation 46:1) of our common stock and $300,000 to Strathmore. We have now satisfied the minimum year one payment of $1,500,000 to AUC LLC.

In order to earn the 60%, we intend to do the following:

  pay a total of $12,375,000 in order to earn a 22.5% interest in the Pinetree-Reno Creek property sometime over next four years; and

  pay $20,625,000 in order to earn the remaining 37.5% interest that is available to us pursuant to the LLC agreement.

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

Our plan of operation is to carry out the agreement that we entered into, effective August 20, 2007, with Strathmore Resources (US) Ltd. That agreement provides for an option for our company to earn-up to a 60% interest in the Pinetree-Reno Creek Property located in Campbell County, Wyoming.

Our plan of operations over the next 12 months involves carrying out the terms of the LLC agreement with Strathmore Resources (US) Ltd. We intend to continue permitting and licensing work and we may acquire, integrate and analyze existing drill data for the joint venture property and add fill-in properties to the joint venture lands in order to increase our resource base.

We implemented a program of exploration in May 2008. The program involves data analysis, environmental studies and permitting work. Environmental baseline studies began which will provide the data necessary for the preparation of permit and license applications to be submitted in 2010. As a key part of this work, it is planned to drill 18 hydrologic test wells in and around the Reno Creek property.

Completed work in 2008:

  obtained permit to drill hydrologic test wells from Wyoming’s State Engineer’s Office and State Department of Environmental Quality, Land Quality Division; and

  began environmental and related work need for State and Federal permits/licenses.

Location and Description of the Pinetree-Reno Creek Property

The Pinetree-Reno Creek Property is located in Wyoming's Powder River basin in the Pumpkin Buttes District. The region of the Pinetree-Reno Creek Property has been designated by the U.S. Department of Agriculture as part of the Northern Rolling High Plains of the Western Great Plains Range and Irrigated Region. The property is generally covered by sagebrush and grasslands with scattered intermittent drainages. The drainages sometimes produce steep channel walls.

Land use in the Reno Creek vicinity is dominated by cattle and sheep ranching. Crops are limited to hay and forage. Oil and gas exploration and coal and coal-bed methane extraction occurs in the area and there is significant infrastructure in place that may be of assistance to the exploration of the Pinetree-Reno Creek property.

Climate

The Pinetree-Reno Creek uranium property’s climate is semi-arid and receives an annual precipitation of approximately 12-15 inches, the most falling in the form of late autumnal to early spring snows. The summer months are usually hot, dry and clear except for infrequent heavy rains. Because of the dry climate, all streams in the area are intermittent, with no perennial streams near the prospect. The annual mean temperature is 58.3°F; with the January mean being 24.8°F and the July mean of 70.5°F. Temperature extremes range from -30°F to over 100°F.

Seasonality

The company operates year-round. Although field exploration work tends to be conducted only during the temperate months, American Uranium is not a seasonal business.

Access to Property

The Pinetree-Reno Creek Property is accessible via paved or dirt roads.

The Property is located approximately 80 highway miles northeast of Casper, Wyoming 40 miles south of Gillette, Wyoming and nine highway miles west of Wright, Wyoming. Access to the project area is very good, with Wyoming Highway 387 passing through the Property boundary. Well-maintained, graveled county and gas-oil field roads in conjunction with ranchers’ two-track trails provide good access for drilling locations.

Source of Power and Water

The Pinetree-Reno Creek area has long had oil, gas, and coal-bed methane activities, so there is abundant electric power and water for use in our exploration activities.

Exploration History

The Pinetree-Reno Creek area has been extensively explored since the 1950's. During the 1980's and 1990’s, Rocky Mountain Energy Corp., Energy Fuels Inc. and International Uranium Corp. (Denison) carried out In-Situ Recovery testing on the Pinetree and Reno Creek properties.

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

Figure 1 shows the location of the Pinetree-Reno Creek property within the state of Wyoming	Figure 2 shows a view of the location of the Pinetree-Reno Creek property within the state of Wyoming

Figure 3 shows a view of the location of the Pinetree-Reno Creek property within the state of Wyoming

Mineralization of the Reno Creek Property

The Pinetree-Reno Creek Property is comprised of two sections: (1) the Pinetree Property and (2) the Reno Creek Property.

The earth at the Pinetree-Reno Creek Property is sandstone, known as the lower “Wasatch Formation” of Eocene age. The Wasatch Formation is a fluvial sedimentary sequence that was deposited during a period of wet, subtropical climatic conditions. The major source of the sands was from highlands to the south and southwest that were uplifted by the shifting of tectonic plates and the formation of mountains. Sediments were deposited by meandering streams which deposited channel and point bar sediments that fine upwards through the sequence. In addition to the medium grained sands, there are smaller amounts of clay and siltstones, carbonaceous shale and thin coal seams. The sandstone on the claims shows signs of being altered, in places, by oxidization, exhibiting hematitic alteration colors, which are shades of pink, light red, brownish-red and orange-red, and limonitic colors, which are shades of yellow, yellowish-orange, yellowish-brown and reddish-orange. The alteration colors are easily distinguished from the unaltered medium-bluish gray sands. Feldspar alteration, which gives a “bleached” appearance to the sands from the chemical alteration of feldspars into clay minerals, is also present.

Carbon trash is occasionally present in both the altered and reduced sands. In general, the unaltered sands have a greater percentage of organic carbon (~0.2%) than the altered sands (0.13%) in selected cores (historical data) analyzed. Carbon in unaltered sands is shiny; while it is dull and flaky in the altered sands.

The Pinetree-Reno Creek Property is located on private lands and State Leases wherein the underlying minerals are respectively by the federal and state governments. The federal mineral rights are administered by the U.S. Department of Interior’s Bureau of Land Management. As part of the Stock Raising Homestead Act of 1916, lands that were not suitable for cultivation but were suitable for stock grazing were patented with the mineral rights retained by the government of the United States. This act allows for the locating of mining claims atop federal minerals on privately held lands. The lands on which the Pinetree-Reno Creek claims lie were patented under the Stock Raising Homestead Act of 1916. Management believes that the proper notices have been filed and delivered and we intend to ensure that the status is maintained during our exploration program or longer, depending on the interests of our company.

The Pinetree–Reno Creek Property currently has a mostly natural appearance in spite of on-going oil, gas and coal bed methane activities. There is little evidence of previous uranium exploration activity.

Work Conducted By American Uranium

No work has yet been conducted by American Uranium on the Pinetree-Reno Creek Property. We implemented a program of exploration in May 2008. The program involves data analysis, environmental studies and permitting work. Environmental baseline studies began which will provide the data necessary for the preparation of permit and license applications to be submitted in 2010. As a key part of this work, it is planned to drill 18 hydrologic test wells in and around the Reno Creek property.

Completed work in 2008:

  obtained permit to drill hydrologic test wells from Wyoming’s State Engineer’s Office and State Department of Environmental Quality, Land Quality Division; and

  began environmental and related work need for State and Federal permits/licenses.

For the year ended February 28, 2009, we have spent a total of $1,163,805 ($2,368,333 from our inception March 23, 2005 to February 28, 2009) on the Pinetree-Reno Creek Property. This total includes a cash advance of $409,000 and three additional quarterly payments of $131,250 each will cover our expected required minimum exploration costs through January 3, 2010. Expenditures beyond January 3, 2010 are subject to a budget approval process.

Current State of Exploration

We have not yet begun our exploration program on the Pinetree-Reno Creek Property. We have not determined whether any of the known uranium deposits on the Pinetree-Reno Creek Property will be economically exploitable or whether additional uranium will be found.

American Uranium Proposed Program of Exploration

Our plan of operations over the next 12 months involves carrying out the terms of the LLC agreement with Strathmore Resources (US) Ltd. We intend to acquire, integrate and analyze existing drill data for the joint venture property and add fill-in properties to the joint venture lands in order to increase our resource base.

Holding costs of the unpatented lode mining claims include a claim maintenance fee of $125.00 per claim payable to the U.S. Department of Interior’s Bureau of Land Management on or before September 1 of each calendar year and those for recording an affidavit and Notice of Intent to hold with the Office of the Clerk, Campbell County Wyoming. County filing fees for documents is $8.00 for the first page and $3.00 per page thereafter, with up to 10 sections of land noted per document. The above Bureau of Land Management maintenance fees will be due again before September 1, 2009, and each year thereafter, the affidavit and Notice of Intent fees will be due again before December 31, 2009, and each year thereafter.

Compliance with Government Regulation

We will secure all necessary permits for exploration and, if development is warranted on the Pinetree-Reno Creek Property, we will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. If we ever abandon the Pinetree-Reno Creek Property, we plan to seal or fill in all holes and pits that we have created. It is difficult to estimate the cost of compliance with environmental laws since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

Nu Star Properties - Arizona

Our mineral claims are described as follows:

Location and Description of the Arizona Property

The Nu Star property consists of 449 federal mining claims in 5 blocks (approximately 9,000 acres) located in the Colorado Plateau of the Arizona Strip in northern Arizona. The location of our Wit and Rush claim blocks are shown in Figure 4 below, which also shows the location of the Nu Star properties in the State of Arizona. Details of the locations of the Big, Candy and Rock claim blocks are shown in Figure 5 below.

Figure 4 Big, Candy and Rock claims; location of claims in the State

Figure 5 Location of the Rock, Big and Candy claims

Present Condition

There are no plants or equipment on the property, including subsurface improvements. The property is without known reserves and our proposed program is exploratory in nature.

Seasonality

Operations on the property may be conducted year round.

Mineralization

The Nu Star property consists of 449 federal mining claims in five blocks (approximately 9,000 acres) located in the Colorado Plateau of the Arizona Strip in northern Arizona. The five claim blocks (named Big, Wit, Candy, Rock, and Rush) are shown in Figures 4 and 6 above. There are no known uranium resources on the Nu Star Property.

The topography of the Nu Star properties in high arid Colorado Plateau country cut by canyons.

Access to Property

The property is located in the Arizona Strip region of northern Arizona. Access to the project area is good by an existing network of usable dirt roads. If a work program is conducted, the network of existing roads would be sufficient to transport people and equipment to the property.

Source of Water and Power

No power is currently utilized on the property. If exploration or mining activities were to be carried out on the property, we would use diesel generators, but there are existing power lines crossing the region that serviced former mine sites.

Exploration History

The 449 federal mining claims leased by American Uranium were staked and are currently owned by Nu Star Exploration LLC. The only past work done on these claims has been reconnaissance surface geological studies. There has been no past drilling or mining on these claims.

Current State of Exploration

The present condition of the property is in its natural state. No work has been done on the property by our company. There are no plant and equipment on the property, including subsurface improvements and equipment. No power is utilized on the property. As of February 28, 2009, we issued a total of 3,282 common shares of our company and paid a total of $144,556 as part of acquisition costs. We have also expended $57,500 in environmental and permitting.

American Uranium Proposed Program of Exploration

The property is without known reserves and the proposed program is exploratory in nature. We currently have no proposed program of exploration and development.

Compliance with Government Regulation

We will secure all necessary permits for exploration and, if development is warranted on the Nu Star property, we will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. If we ever abandon the Nu Star property, we plan to seal or fill in all holes and pits that we have created. It is difficult to estimate the cost of compliance with environmental laws since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

British Columbia, Canada

We hold a 100% interest in one, 24-unit mineral claim in the Nanaimo Mining Division, British Columbia, Canada. The claims are registered in the name of our former President, who has executed a trust agreement whereby he agrees to hold the claims in trust on our behalf. Management has determined that this property is not material to us and we will not conduct an exploration program on this property in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common shares are quoted on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. Quotations of our common stock on the OTC Bulletin Board and on the Pink Sheets have been sporadic, and trading volume has been low. Our symbol is “ACUC”, and our CUSIP number is 030363 204.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter End	Bid High	Bid Low
02/27/2009*	$0.20	$0.01
11/28/2008*	$0.54	$0.011
08/29/2008	$0.80	$0.52
05/30/2008	$0.87	$0.20
02/29/2008	$1.20	$0.75
11/30/2007	$1.57	$1.02
08/31/2007	$1.70	$1.02
05/31/2007	$1.89	$0.00

* On October 17, 2008, the Company consolidated its common stock at a ratio (46:1).

On May 28, 2009, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.12.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Pacific Stock Transfer Company 500 E. Warm Springs Road, Suite 240, Las Vegas NV 89119 (702) 361-3033.

Holders of Common Stock

As of May 27, 2009, there were 104 holders of record of our common stock. As of such date, 2,007,946 shares were issued and outstanding.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans.

We have no long-term incentive plans, other than the Stock Option Plan described below.

Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plan as at February 28, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	35,870	$48.93	72,826
Total	35,870	$48.93	72,826

Stock Option Plan

On September 15, 2007, our board of directors adopted our 2007 Stock Option Plan. Under the 2007 Stock Option Plan, options to acquire common shares and issuance of common shares underlying options may be granted to directors, officers, consultants and employees of our company. A total of 108,696 shares (post 46:1 share consolidation) of common stock are authorized for issuance under our 2007 Stock Option Plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On December 29, 2008 we issued 1,000,000 shares of common stock to Odysseus III LLC pursuant to a private placement subscription agreement dated December 17, 2008. The investor is an accredited investor, and in issuing the shares we relied on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) of the Act and/or by Rule 506 of Regulation D promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table is a summary of purchases made by or on behalf of our company or any “affiliated purchaser,” of shares or other units of any class of the our equity securities that is registered by the issuer pursuant to section 12 of the Exchange Act.

Table 1 ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
None

ITEM 6 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion and analysis in conjunction with the audited Financial Statements and Notes thereto included in this Form 10-K. The discussion contains forward-looking statements that involve risk and uncertainties. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein and elsewhere in this Form 10-K.

Anticipated Cash Requirements for Next Twelve Months to End on February 28, 2010

We estimate that our total expenditures over the 12 months to end February 28, 2010 will be approximately $1,420,000:

Consulting fees	$40,000
General and administrative	100,000
Investor relations	16,000
Legal and audit	120,000
Management fees	324,000
Mineral property exploration costs	820,000
Total	$1,420,000

Consulting fees cover the expense of all out-sourced work, including but not limited to website and corporate development work.

General and Administrative costs include office rent, utilities, communication, office equipment and supplies, banking fees, Insurance, corporate materials, accounting, and temporary office assistance.

Investor relations costs include press releases, advertising, and travel expenses related to promoting the company.

Legal and audit costs include the outsourced attorney and independent auditor fees.

Management fees include salary paid to the Company’s President and fees paid to its financial manager.

Mineral property exploration costs consist of the following Pinetree-Reno Creek and Nu Star Arizona project expenditures:

Claim maintenance:	$160,000
Travel expenses:	$20,000
Data acquisition:	$70,000
Environmental/Permitting:	$280,000
Geological:	$290,000
Total:	$820,000

At February 28, 2009, we had cash resources of approximately $891,886 and accounts payable and accrued liabilities and due to related party of $113,772. We would have approximately $778,114 available after paying off the liabilities. We believe that we will require additional funds to implement our growth strategy in exploration operations during the next 12 months ending February 28, 2010. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. If we need and are unable to obtain additional financing, we could be forced to scale down or cease operations and investors could lose their entire investment in our common stock. We may continue to be unprofitable.

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

Liquidity and Capital Resources

Our financial condition for the12 months ended February 28, 2009 and February 29, 2008 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	February 28,	February 29
	2009	2008
Current Assets	$1,142,009	$4,379,596
Current Liabilities	113,772	1,055,860
Working Capital	$1,028,237	$3,323,736

The decrease of $2,300,000 in our working capital was primarily the result of the following:

  full year compared to partial year of consulting fees to the Company’s President ($190,000 compared to $135,000 in last fiscal period);

  full year compared to part year Pinetree-Reno Creek expenditures;

  payment of approximately $762,000 in penalty payments to the 2007 private placement shareholders for the late registration of shares;

  unusually high audit and legal expenses related to changing auditors and progressing the 2007 private placement share registration; and

  acquisition of the Nu Star property and renewal of federal claims.

Cash Flows

	12 months	12 months
	ended	ended
	February	February
	28, 2009	29, 2008
Cash flow used in operating activities	$(3,168,164)	$(1,674,466)
Cash flow used in investing activities	(144,556)	(310,992)
Cash provided by financing activities	100,010	6,062,926
Net increase (decrease) in cash	$(3,212,710)	$4,077,468

Cash Used in Operating Activities

During the year ended February 28, 2009 we used net cash in operating activities in the amount of $3,168,164. The cash used in the year is primarily represented by mineral property expenditures, penalty fees paid to our private placements subscribers and fees paid to our President and consultants, as well as professional fees paid in legal and audit.

Cash Used in Investing Activities

During the year ended February 28, 2009 we incurred a total of $144,556 in investing activities compared to $310,992 for the same period in 2008. The decrease spending in investing was primarily due to the fact that the option payment we made during the year ended February 28, 2008 in connection with Pinetree-Reno Creek being higher than the option payment we made during the year ended February 28, 2009, which was to the owner of the Arizona property.

Cash Provided by Financing Activities

We received net cash of $100,010 from financing activities during the year ended February 28, 2009 compared to $6,062,926 received during the year ended February 29, 2008. During the 2008, the net cash generated by financing activities is attributable to the 314,388 common shares private placement financings of our common stock that we have completed for the year. During the current fiscal year, the Company completed one private placement of 1,000,000 common shares at $0.10 per share.

Cash Requirements

We are an Exploration Stage company, as defined by Financial Accounting Standards Board (“FASB”) Statement No.7 and Securities and Exchange Commission (“SEC”) Industry Guide 7. Our principle business is the acquisition and exploration of mineral property interests in the United States. We have not presently determined whether our properties contain mineral resources that are economically recoverable. These statements have been prepared on a going concern basis, which implies that our company will continue to meet its obligations and continue its operations for the next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern. As at February 28, 2009, our company has not generated revenues and has accumulated losses of $14,335,232 since inception. The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. To mitigate this risk, management plans to obtain additional equity financing if possible, or to curtail operations, thereby conserving cash resources.

All project obligations for calendar year 2008 have been satisfied and new large obligatory project expenses will not be due until August 2009. We estimate that our total monthly expenses are approximately $110,000 - $120,000.

Current Status of Exploration Projects

During the 12 months ended February 28, 2009, the following items were accomplished on our company’s two exploration projects:

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

Nu Star JV, Arizona Strip

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

As consideration for the lease and option on the Arizona Properties, we made an initial cash payment of $202,050 ($25,000 deposit paid on July 11th, $57,500 paid on Aug 18th to renew federal mining claims, and $119,556 paid on September 18th to complete 1st year’s cash paid for lease) and issued 3,282 (post-consolidation) shares of common stock with a fair value of $80,000 to Nu Star.

In consideration of any renewal terms, we agree to pay make additional cash payments or issue common shares to Nu Star as follows:

Renewal Term	Cash Payment	Value of Shares
September 18, 2009 through September 17, 2010 (1st	$100,000	$100,000
Renewal Term)
September 18, 2010 through September 17, 2011 (2nd	$125,500	$125,500
Renewal Term)
September 18, 2011 through September 17, 2012 (3rd	$150,500	$150,500
Renewal Term)
September 18, 2012 through September 17, 2013 (4th	An amount equivalent to	An amount equivalent to
Renewal Term) and All	previous Lease Renewal Term	previous Lease Renewal Term
	plus $25,000	plus $25,000
Subsequent Renewal Terms

We will also pay the Bureau of Land Management $56,125 on or before the renewal date for renewal fees due for the Arizona Properties.

At any time during the period of the agreement, we can exercise our option to purchase. The purchase price will be approximately twice the value of the renewal consideration that would otherwise be payable or transferable to Nu Star by us if we had leased the Arizona Properties in the year following the year in which we delivered the Option Notice, as adjusted pursuant to the agreement.

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
Lease Period	the Properties
September 18, 2008 through September 17, 2009 (Initial Term)	$NIL
1st Renewal Term	$250,000
2nd Renewal Term	$400,000
3rd Renewal Term	$400,000
Each subsequent lease renewal term	$400,000

Because uranium exploration work is weather dependent, the preponderance of exploration expenditures tends to occur during the six to eight warmer months of each year.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Consulting fees	$40,000
General and administrative	100,000
Investor relations	16,000
Legal and audit	120,000
Management fees	324,000
Mineral property exploration costs	820,000
Total	$1,420,000

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Results of Operations

Revenues

We have had no operating revenues since our inception on March 23, 2005 through to the period ended February 28, 2009. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

The following summary of our results of operations should be read in conjunction with our audited financial statements.

Expenses

Our expenses for the 12 months ended February 28, 2009 and 2008 were as follows:

	12 Months Ended
	February 28, 2009	February 29, 2008
Consulting fees	$522,812	$72,849
Depreciation	1,461	2,032
Financing costs	-	761,565
General and administrative	240,329	42,517
Impairment of mineral interests	8,384,554	-
Investor relations	150,788	147,369
Legal & audit	298,437	198,231
Management fees	588,784	573,609
Mineral property expenditures	1,221,305	1,204,528
Total expenses	$11,408,470	$3,002,700

Consulting fees

Consulting fees represent fees paid to services to consultants and fair value of stock options expenses for stock options granted to these individuals. The Company recorded an aggregate amount of $440,498 for the year ended February 28, 2009 as compared to $36,814 in 2008 as stock-based compensation expense.

Financing costs

The Company agreed to use its best efforts to register the August 2007 and January 2008 private placement common shares for resale by the purchasers within 180 days of issue. The Company also agreed, if the shares had not been registered by that date, to pay as a penalty to each purchaser an amount equal to 2% of the amount invested for each month that the shares remained unregistered, to a maximum of 6 months. At February 29, 2008, the shares had not been registered for resale and, as a consequence, the Company has accrued in accounts payable the full penalty as a financing cost in the amount of $761,565. For the year ended February 28, 2009, the Company did not incur financing costs.

General and administrative

General and administrative expense includes rent, travel, office supplies and office services. The increase in our general and administrative expenses by $197,812 for the year ended February 28, 2009 was primarily due to increase in traveling and promotion activities as well as the purchase of directors’ insurance during the fiscal year ended February 28, 2009. Our President and a consultant had traveled to Europe and other cities in North American to promote our company, the total travel and promotional expenses for 2009 was approximately $140,000. We spent approximately $23,000 in directors’ insurance for 2009.

Impairment of mineral interests

The write down represents the carrying values of mineral interest rights on Pinetree-Reno Creek and Arizona properties. The write down is based on the upcoming cash requirement on the Pinetree – Reno Creek and Arizona properties and not on a determination of the properties’ potential for mineral exploration. We currently do not have sufficient cash on hand to continue our exploration program on the properties without additional financing. Given the current capital market condition, we are uncertain that we would be able to raise the money that we require on acceptable terms. Due to the uncertainty of our ability to continue with the exploration program with current cash position, we have written down the carrying value of each property to a nominal value, being $1 and recorded $8,384,554 as impairment in mineral interest properties for the year ended February 28, 2009 (2008 - $Nil). As of February 28, 2009, the carrying values of these properties were $2 (2008 - $8,160,000).

Legal and audit

The increase of $100,206 in legal and audit fees for the year ended February 28, 2009 was due expanded scope of operations and filing requirement pursuant to the SEC regulations and rules. Our audit fees increased significantly due to the re-audit of our 2007 annual financial statements, auditors’ review of our responses to the SEC comments letters and review of our amended form 10K for the fiscal year ended February 29, 2008. Legal fees was also increased significantly due to our re-filing of the aforementioned 2007 audited financial statements, assistance on providing responses to the SEC comment letters, preparation and re-filing our amended form 10K. Furthermore, due to the acquisition of the Arizona property, we also sought advice and professional services from our legal counsel

Management fees

Management fees represent fees paid to services paid to officers and directors, and the fair values of stock options expenses for stock options granted to these individuals. During the year, we incurred a total management fees of $190,000 to our President compared to $115,000 in 2008. The Company had granted options to our officers and directors during the prior year and had recorded an aggregate amount of $301,808 for the year ended February 28, 2009 as compared to $414,184 in 2008.

Mineral property expenditures

Mineral property interests represent expenditures under the option agreements to earn an interest in two properties. During the year ended February 28, 2009, we expended $1,163,805 in Pinetree-Reno Creek property and $57,500 in the Arizona property. During the year ended February 29, 2008 we expended $1,204,528 on our Reno Creek project, of which $950,000 was spent to purchase drill date that formed the basis of a technical report. Other expenses related to various environmental and permitting activities.

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception, has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. We have historically incurred losses and have incurred an accumulated deficit of $14,335,232 as of February 28, 2009. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain necessary equity financing to achieve its operating objectives, confirmation of our company’s interests in the underlying properties, and the attainment of profitable operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (i) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (ii) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended February 28, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Recent accounting pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have an impact on the Company’s consolidated balance sheets or statements of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning November 15, 2007, and early application is allowed under certain circumstances. The adoption of SFAS 159 did not have an impact on the Company’s consolidated balance sheets or statements of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” which changes how business acquisitions are accounted. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent considerations); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition- related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCI) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The provisions of the standard are to be applied to all NCI’s prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of FASB 162 is not expected to have a material impact on the Company's consolidated financial statements.

FSP 142-3

In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. FSP 142-3 is not expected to have a material impact on the Company’s financial statements.

APB 14-1

In May 2008, FASB issued FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The implementation of APB 14-1 is not expected to have a material impact on the Company’s financial statements.

Application of Critical Accounting Policies

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

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

Capitalized amounts (including capitalized development costs) are also written down if future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the property’s total carrying value. Management of our company reviews the carrying value of each mineral property periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Reductions in the carrying value of a property would be recorded to the extent that the total carrying value of the mineral property exceeds its estimated fair value. Due to the uncertainty of the recoverability of the carrying values of the Pinetree-Reno Creek and Arizona properties, management has recorded a write down of $8,384,554 in the mineral property interests for the year ended February 28, 2009 (2008 - $Nil). As of February 28, 2009, the carrying values of these properties were $2 (2008 - $8,160,000).

Asset Retirement Obligations

In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (''SFAS 143''), the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Our company will record an asset retirement obligation to reflect its legal obligations related to future abandonment of its mineral interests using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, our company will reassess the obligation to determine whether a change in any estimated obligation is necessary. Our company will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed, our company will accordingly update its assessment. As of February 28, 2009, our company had not undertaken major drilling activity on its properties and had not incurred significant reclamation obligations. As such, no asset retirement obligation accrual was made in the February 28, 2009 and February 29, 2008 financial statements.

Stock-based Compensation

Management has made significant assumptions and estimates determining the fair market value of stock-based compensation granted to employees and non-employees. These estimates have an effect on the stock-based compensation expense recognized and the additional paid-in capital and share capital balances on our company’s Balance Sheet. The value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. For non-employees, such amount is revalued on a quarterly basis. To date, substantially all of our stock option grants have been to directors and employees. Increases in our share price will likely result in increased stock option compensation expense. The Black-Scholes option-pricing model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. The expected term of options granted for the purposes of the Black-Scholes calculation is the term of the award since all grants are to non-employees. Because our company has only recently become a mineral exploration company, the expected volatility is based on comparable junior mineral exploration companies who granted similar term options. These estimates involve inherent uncertainties and the application of management judgment.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BDO Dunwoody LLP	600 Cathedral Place
Chartered Accountants	925 West Georgia Street
Vancouver, BC, Canada V6C 3L2
Telephone: (604) 688-5421
Telefax: (604) 688-5132
E-mail: vancouver@bdo.ca
www.bdo.ca

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of
American Uranium Corporation
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of American Uranium Corporation (An Exploration Stage Company) as of February 28, 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. We have also audited the consolidated statements of operations, changes in stockholders’ equity and cash flows and for the period from inception (March 23, 2005) to February 28, 2009, except that we did not audit these financial statements for the period from March 1, 2007 to February 29, 2008; those statements were audited by other auditors whose report dated June 20, 2008, expressed an unqualified opinion on those statements. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Uranium Corporation at February 28, 2009, and the results of its operations and its cash flows for the year then ended and for the period from inception (March 23, 2005) to February 28, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had an accumulated deficit of $14,348,824 at February 28, 2009 and incurred a net loss for the year then ended of $11,392,866. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada
June 11, 2009

DAVIDSON & COMPANY LLP	Chartered Accountants	A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of
American Uranium Corporation
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of American Uranium Corporation as at February 29, 2008 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Uranium Corporation as at February 29, 2008 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

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

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Accountants

June 20, 2008

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6 Telephone (604) 687-0947 Fax (604) 687-6172

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

	February 28,	February 29,
	2009	2008

ASSETS

Current
Cash and cash equivalents	$891,886	$4,104,596
Prepaid expenses (Note 3)	13,237	275,000
Exploration advances (Note 5)	236,886	-
Total current assets	1,142,009	4,379,596

Equipment (Note 4)	7,499	8,960
Mineral property interests (Note 5)	2	8,160,000

Total assets	$1,149,510	$12,548,556

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$91,271	$897,278
Due to related party (Note 7)	36,093	-
Due to Strathmore Resources (US) Ltd. (Note 5)	-	158,582
	127,364	1,055,860

Stockholders' Equity

Common stock, 108,695,652 shares authorized with a par value	20	10
of $0.00001 (issued: February 29, 2009 - 2,007,946;
February 28, 2008 - 1,004,609)
Additional paid-in capital	15,370,950	14,448,644
Deficit accumulated during the exploration stage	(14,348,824)	(2,955,958)

Total stockholders' equity	1,022,146	11,492,696

Total liabilities and stockholders' equity	$1,149,510	$12,548,556

Nature of Operations and Ability to Continue as a Going Concern (Note 1)
Commitments (Note 10)
Subsequent Event (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)

			Inception
			(March 23,
	Year Ended	Year Ended	2005) to
	February 28,	February 29,	February 28,
	2009	2008	2009

Expenses

Consulting fees (Note 6)	$522,812	$72,849	$595,661
Depreciation	1,461	2,032	3,493
Financing costs (Note 6)	-	761,565	761,565
General and administrative	240,329	42,517	291,212
Impairment of mineral interests (Note 5)	8,384,554	-	8,384,554
Investor relations	150,788	147,369	298,157
Legal and audit	312,029	198,231	541,429
Management fees (Notes 6 and 7)	588,784	573,609	1,173,893
Mineral property expenditures (Note 5)	1,221,305	1,204,528	2,434,583

Loss before other item	(11,422,062)	(3,002,700)	(14,484,547)
Interest income	29,196	106,527	135,723

Net loss	$(11,392,866)	$(2,896,173)	$(14,348,824)

Basic and diluted loss per share	$(9.45)	$(1.33)

Weighted average number of shares outstanding	1,205,979	2,182,702

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the period from March 23, 2005 (Date of Inception) to February 28, 2009
(Expressed in United States Dollars)

				Deficit
				Accumulated
			Additional	During the	Total
	Number of		Paid-in	Exploration	Stockholders’
	common shares	Par Value	Capital	Stage	Equity

Balance, March 23, 2005	-	$-	$-	$-	$-
(date of inception)
Shares issued:
Initial capitalization	5,434,933	54	(4)	-	50
Donated services	-	-	8,250	-	8,250
Net loss for the period	-	-	-	(23,321)	(23,321)

Balance, February 28, 2006	5,434,933		8,246	(23,321)	(15,021)
Shares issued:
Private placement	575,815	6	52,924	-	52,930
Donated services	-	-	9,000	-	9,000
Net loss for the year	-	-	-	(36,464)	(36,464)

Balance, February 28, 2007	6,010,748	60	70,170	(59,785)	10,445
Shares issued:
Private placements	183,953	2	6,346,368	-	6,346,370
For purchase of mineral rights	130,435	1	7,859,999	-	7,860,000
Shares returned to treasury	(5,326,087)	(53)	53	-	-
Share issue costs	-	-	(283,444)	-	(283,444)
Finders' fee	5,615	-	-	-	-
Donated services	-	-	4,500	-	4,500
Stock-based compensation	-	-	450,998	-	450,998
Net loss for the year	-	-	-	(2,896,173)	(2,896,173)
Balance, February 29, 2008	1,004,664	10	14,448,644	(2,955,958)	11,492,696
Shares issued
Private placements	1,000,000	10	100,000	-	100,010
Mineral rights	3,282	-	80,000	-	80,000
Stock-based compensation	-	-	742,306	-	742,306
Net loss for the year	-	-	-	(11,392,866)	(11,392,866)
Balance, February 28, 2009	2,007,946	$20	$15,370,950	$(14,348,824)	$1,022,146

On April 10, 2007, the Company effected a 50:1 forward stock split of the authorized, issued and outstanding common stock (Note 1). On October 17, 2008, the Company effected a 46:1 stock consolidation of the authorized, issued and outstanding common stock (Note 6). All share and per share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)

			Inception
			(March 23,
	Year Ended	Year Ended	2005) to
	February 28,	February 29,	February 28,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,392,866)	$(2,896,173)	$(14,348,824)
Items not affecting cash:
Depreciation	1,461	2,032	3,493
Donated rent and services	-	4,500	21,750
Stock-based compensation	742,306	450,998	1,193,304
Write off of mineral interests	8,384,554	-	8,384,554
Changes in assets and liabilities:
Prepaid expenses	261,763	(275,000)	(13,237)
Exploration advances and due to Strathmore	(395,468)	158,582	(236,886)
Due to related party	36,093	(15,183)	36,093
Accounts payable and accrued liabilities	(806,007)	895,778	91,271
Net cash used in operating activities	(3,168,164)	(1,674,466)	(4,868,482)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	100,010	6,346,370	6,499,360
Cost of share issuance	-	(283,444)	(283,444)
Net cash provided by financing activities	100,010	6,062,926	6,215,916

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral rights	(144,556)	(300,000)	(444,556)
Purchase of equipment	-	(10,992)	(10,992)
Net cash used in investing activities	(144,556)	(310,992)	(455,548)

Increase (decrease) in cash and cash equivalents
during the period	(3,212,710)	4,077,468	891,886

Cash and cash equivalents, beginning of period	4,104,596	27,128	-

Cash and cash equivalents, end of period	$891,886	$4,104,596	$891,886

Cash paid for interest during the period	$-	$-

Cash paid for income taxes during the period	$-	$-

Supplemental disclosure with respect to cash flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009 and 2008
(Expressed in United States Dollars)

1.	NATURE OF OPERATIONS AND ABILITY TO CONTINUE AS A GOING CONCERN

American Uranium Corporation (the “Company”) was incorporated in the State of Nevada on March 23, 2005 under the name Alpine Resources Corporation. On April 10, 2007, the Company changed its name to “American Uranium Corporation” by merging with its wholly owned subsidiary named “American Uranium Corporation”, a Nevada Corporation formed specifically for that purpose. On April 10, 2007, the Company effected a 50:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the authorized share capital increased from 100,000,000 shares of common stock to 5,000,000,000 shares of common stock with no change in par value. On October 17, 2008, the company effected a 46: 1 stock consolidation of the authorized, issued and outstanding common stock. As a result, the authorized share capital decreased from 5,000,000,000 shares of common stock to 108,695,652 shares of common stock.

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues and has accumulated losses of $14,348,824 since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to achieve its operating objectives, confirmation of the Company’s interests in the underlying properties and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America.

Principles of Consolidation

These consolidated financial statements include the accounts of American Uranium Corporation, a Nevada corporation, and its wholly-owned subsidiary, American Uranium Corporation (the “subsidiary”), a Delaware corporation. Subsequent to February 28, 2009, the subsidiary was dissolved.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances, asset impairment, stock- based compensation and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009 and 2008
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

Mineral Rights and Mineral Property Interests

The Company follows a policy of expensing exploration expenditures as incurred. Such expenditures include exploration and administration expenditures. Mineral property acquisition costs are capitalized when incurred and are classified as tangible assets and are evaluated for impairment and written down as required.

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

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values. During the year ended February 28, 2009, the Company recognized an impairment write-down of $8,384,554 in connection with its properties.

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
February 28, 2009 and 2008
(Expressed in United States Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-lived Assets

Long-lived assets are continually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Accounting for Stock- based Compensation” (“SFAS 123R”), and applied the recommendations of this standard using the modified prospective method. Under this application, the Company is required to record compensation expense, based on the fair value of the awards, for all awards granted after the date of the adoption and for the unvested portion of previously granted awards that remain outstanding as at the date of adoption. Prior to the adoption of SAFS 123R, the Company did not issue any compensation awards.

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
February 28, 2009 and 2008
(Expressed in United States Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting of comprehensive loss and its components in the financial statements. As at February 28, 2009 and February 29, 2008, the comprehensive loss and net loss are the same. Therefore, the Company has not included a schedule of comprehensive loss in the financial statements.

Financial Instruments

Financial instruments which include cash and cash equivalents, exploration advances, accounts payable, accrued liabilities due to related party, and amount due to Strathmore Resources (US) Ltd. were estimated to approximate their carrying values due to the immediate short-term maturity of these financial instruments. Some of the Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign currency exchange rates and the degree of volatility of those rates. Currently the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Basic and Diluted Loss Per Share

The Company computes its net loss per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. At February 28, 2009, potentially dilutive common shares relating to options and warrants outstanding totalling 127,846 (February 29, 2008 – 122,411) were not included in the computation of loss per share because the effect was anti-dilutive.

Comparative figures

Certain comparative figures have been reclassified to conform to the current year’s presentation.

Recent accounting pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have an impact on the Company’s consolidated balance sheets or statements of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning November 15, 2007, and early application is allowed under certain circumstances. The adoption of SFAS 159 did not have an impact on the Company’s consolidated balance sheets or statements of operations.

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009 and 2008
(Expressed in United States Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” which changes how business acquisitions are accounted. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent considerations); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition- related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring for fiscal years beginning on after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCI) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The provisions of the standard are to be applied to all NCI’s prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of FASB 162 is not expected to have a material impact on the Company's consolidated financial statements.

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009 and 2008
(Expressed in United States Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

FSP 142-3

In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142- 3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. FSP 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

APB 14-1

In May 2008, FASB issued FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14- 1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The implementation of APB 14-1 is not expected to have a material impact on the Company’s consolidated financial statements.

3.	PREPAID EXPENSES

At February 29, 2008, the Company advanced $275,000 to an investor relations consultant for services to take place in March and April 2008. The Company subsequently cancelled the contract and received a refund of $200,488 after deduction of costs incurred and services performed subsequent to February 29, 2008.

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009 and 2008
(Expressed in United States Dollars)

4.	EQUIPMENT

	February 28, 2009			February 29, 2008
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Office equipment	$3,153	$957	$2,196	$3,153	$379	$2,774
Computer equipment	7,839	2,536	5,303	7,839	1,653	6,186
	$10,992	$3,493	$7,499	$10,992	$2,032	$8,960

5.	MINERAL PROPERTY INTERESTS

a)

Effective August 20, 2007 and the subsequent agreement with effective date January 3, 2008, the Company entered into an option agreement with Strathmore Resources (US) Ltd (“Strathmore”) to earn up to a 60% interest in the Pinetree-Reno Creek uranium properties located in Campbell County, Wyoming. The property is held by AUC LLC, wholly-owned by Strathmore, and the Company will effectively earn an interest in the properties by earning an interest in the LLC. Pursuant to the terms of the agreement, to earn its interest the Company is required to:

• Issue 130,435 shares of common stock (which were issued during the year ended February 29, 2008 with a quoted market value of $7,860,000);
•

Reimburse Strathmore 100% of the expenditures incurred by Strathmore for the property, up to a maximum of $300,000 (paid), plus any funds spent by Strathmore to acquire additional uranium leases (which will then form part of the property) of which none were acquired; and

•

Contribute a total of $33,000,000 to cover expenditures on the property over a six-year period, of which $1,500,000 must be incurred in the first year (paid), $1,500,000 in the second year, $2,000,000 in the third year, and $28,000,000 before the end of the sixth year.

The Company will have earned a 22.5% interest once $12,375,000 of the required expenditures has been incurred. The remaining 37.5% interest will be earned upon incurring the balance of $20,625,000 in required expenditures. Strathmore is the operator of the property until the Company has earned a 60% interest. As at February 28, 2009, the Company has advanced to Strathmore, as operator, $236,886 in respect of future exploration on the property.

Subsequent to the agreement with Strathmore, a director of Strathmore became a director of the Company. In January 2008, that director resigned as a director of the Company.

b)

Effective September 18, 2008, the Company entered into an option agreement with Nu Star Exploration, LLC (“Nu Star”) to earn 100% interest in various mining claims known as “Big”, “Candy”, “Rush”, and “Wit” in the State of Arizona for a term of one year. Collectively, these mineral claims are referred to as “Arizona Properties”. In consideration, the Company agreed to pay Nu Star the sum of $144,556 (paid) and issue 3,282 shares (issued) of common stock with a quoted market value of $80,000.

In consideration of any renewal terms entered into by the Company, the Company agrees to make additional cash payments or issue common shares to Nu Star as follows:

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009 and 2008
(Expressed in United States Dollars)

5.	MINERAL PROPERTY INTERESTS (continued)

Renewal Term	Cash	Value of Shares

September 18, 2009 through
September 17, 2010 (1st Renewal Term)	$100,000	$100,000
September 18, 2010 through
September 17, 2011 (2nd Renewal Term)	$125,500	$125,500
September 18, 2011 through
September 17, 2012 (3rd Renewal Term)	$150,500	$150,500

September 18, 2012 through September 17,	An amount equivalent to	An amount equivalent to
2013 (4th Renewal Term) and all	previous Lease Renewal	previous Lease Renewal
Subsequent Renewal Terms	Term plus $25,000	Term plus $25,000

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

During the initial term and each renewal term of the agreement, the Company has also agreed to incur the following minimum expenditure amounts in the exploration activities:

Lease Period		Amount
September 18, 2008 through September 17, 2009 (Initial Term)	$	NIL
1st Renewal Term		$250,000
2nd Renewal Term		$400,000
3rd Renewal Term		$400,000
Each subsequent lease renewal term		$400,000

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009 and 2008
(Expressed in United States Dollars)

5.	MINERAL PROPERTY INTERESTS (continued)

c)	Mineral property interests are summarized as follows:

	February 28,	February 28,
	2009	2008

Pinetree/Reno Creek
Balance, beginning of year	$8,160,000	$-
Payment to optionor	-	300,000
Issuance of common shares	-	7,860,000
	8,160,000	8,160,000
Write down of mineral right	8,159,999	-
	1	8,160,000

Arizona Properties
Balance, beginning of year	-	-
Payment to optionor	144,556	-
Issuance of common shares	80,000	-
	224,556	-
Write down of mineral right	224,555	-
	1	-
Total	$2	$8,160,000

Based on the upcoming cash requirement on the Pinetree/Reno Creek and Arizona properties, the Company currently does not have sufficient cash on hand to continue the exploration program on the properties without additional financing. Given the current capital market condition, the Company is uncertain that it would be able to raise the money that it requires on acceptable terms. Due to the uncertainty of the Company's ability to continue with the exploration program with the current cash position, the Company consequently has written down the carrying value of each property to a nominal value, being $1 and recorded $8,384,554 as impairment in mineral interest properties for the year ended February 28, 2009 (2008 - $Nil). As of February 28, 2009, the carrying values of these properties were $2 (2008 - $8,160,000).

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009 and 2008
(Expressed in United States Dollars)

5.	MINERAL PROPERTY INTERESTS (continued)

d)	Mineral property expenditures are summarized as follows:

			Inception
			(March 23,
		Year ended	2005) to
	Year ended	February 29,	February 28,
	February 28, 2009	2008	2009

Pinetree/Reno Creek

Claim maintenance	$123,880	$99,407	$223,287
Camp and field supplies	198,870	699	199,569
Drilling	1,233	-	1,233
Environmental & permitting	364,543	86,321	450,864
Geological and geophysical (1)	464,829	1,002,161	1,466,990
Travel and accommodation	10,450	15,940	26,390
	1,163,805	1,204,528	2,368,333
Arizona Properties
Environmental & permitting	57,500	-	57,500
Other	-	-	8,750
	$1,221,305	$1,204,528	$2,434,583

(1) In October 2007, the Company purchased certain drill data for its mineral property interest at Reno Creek. The data for the property was acquired for $950,000 pursuant to a data purchase agreement with Power Resources, Inc.

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

Share Issuances

On March 23, 2005, the Company issued 5,434,878 founder shares to the former President of the Company at a price of $0.0000092 per share for cash proceeds of $50.

On September 8, 2006, the Company issued 575,815 shares of common stock at a price of $0.092 per share for proceeds of $52,930.

On June 1, 2007, the President of the Company returned, for no consideration, 5,326,087 common stock to treasury for cancellation.

On August 24, 2007, the Company issued 130,435 shares of common stock with a value of $7,860,000 (based on the quoted market value on the agreement date) pursuant to an option agreement with Strathmore (Note 5).

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

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009 and 2008
(Expressed in United States Dollars)

6.	COMMON STOCK (continued)

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

The Company agreed to use its best efforts to register the August 2007 and January 2008 private placement common shares for resale by the purchasers within 180 days of issue. The Company also agreed, if the shares had not been registered by that date, to pay as a penalty to each purchaser an amount equal to 2% of the amount invested for each month that the shares remained unregistered, to a maximum of 6 months. At February 28, 2009, the full penalty as a financing cost in the amount of $761,565 has been paid.

On September 18, 2008, the Company issued 3,282 common shares with a fair value of $80,000 pursuant to an option agreement with Nu Star (Note 5).

In December 2008, the Company completed a non-brokered private placement for the issuance of 1,000,000 common shares at $0.10 per share and received $10 when the subscription was signed. The total proceeds of on this transaction was $100,010.

Share Purchase Warrants

Share purchase warrant transactions are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Balance at February 28, 2007	-	$-
Issued	91,976	57.50
Balance at February 29, 2008 and February 28, 2009	91,976	$57.50

At February 29, 2009, the following share purchase warrants were outstanding and exercisable:

Exercise
Number of Warrants	Price	Expiry Date

91,976	$ 57.50	August 23, 2009

Stock Options

The Company adopted a Stock Option Plan dated September 15, 2007 under which the Company is authorized to grant stock options to acquire up to a total of 108,696 shares of common stock. At February 28, 2009, the Company had 72,826 shares of common stock available to be issued under the Plan (2008 -76,630).

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009 and 2008
(Expressed in United States Dollars)

6.	COMMON STOCK (continued) Stock Options (continued)

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

Stock option transactions restated to reflect the 46:1 share consolidation and are summarized as follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Balance at February 28, 2007	-	$-
Granted	32,065	50.76
Forfeited	(1,630)	69.00
Balance at February 29, 2008	30,435	49.78
Granted	22,826	52.57
Forfeited	(17,391)	55.20
Balance at February 28, 2009	35,870	$48.93

The weighted average fair value per stock option granted during the year ended February 28, 2009 was $19.94 (February 29, 2008 - $42.32) .

At February 28, 2009, the following stock options were outstanding and exercisable:

		Aggregate			Aggregate
		Intrinsic			Intrinsic
Number of		Value		Number of	Value
Options	Exercise	Closing		Options	Closing
Outstanding	Price	Value	Expiry Date	Exercisable	Value

6,522	$46.00	$-	January 15, 2013	3,261	$-
6,522	$39.10	$-	February 14, 2013	3,261	$-
5,435	$36.80	$-	March 14, 2012	543	$-
17,391	$57.50	$-	August 1, 2012	17,391	$-
35,870		$-		24,456	$-

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009 and 2008
(Expressed in United States Dollars)

6.	COMMON STOCK (continued)

Stock Options (continued)

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.20 per share as of February 28, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of February 28, 2009 was $Nil. As of February 28, 2009, 24,456 (2008 – 7,609) outstanding options were vested and exercisable and the weighted average exercise price was $48.93 (2008 - $49.68). The total intrinsic value of options exercised during the period ended February 28, 2009 was $Nil (2008 - $Nil).

The following table summarizes information regarding the non-vested stock purchase options outstanding as of February 28, 2009.

		Weighted
		Average
		Grant-Date
	Number of Options	Fair Value

Non-vested options at February 29, 2008	22,826	$43.24
Granted	22,826	$25.30
Vested	(21,196)	$27.91
Cancelled/forfeited	(13,042)	$40.94

Non-vested options at February 28, 2009	11,414	$38.74

At February 28, 2009, there was unamortized compensation expense of $291,455 relating to the outstanding unvested options. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.55 years.

Stock-based compensation

The fair value of stock options granted during the year ended February 28, 2009 was $ 455,533 (2008 - $1,351,409). The fair value of stock options granted is being recognized over the options’ vesting periods as stock-based compensation which has been recorded in the statements of operations as follows with a corresponding credit to additional paid-in capital:

			Inception
			(March 23,
	Year Ended	Year Ended	2005) to
	February 28,	February 29,	February 28,
	2009	2008	2009

Expenses
Consulting fees	$440,498	$36,814	$477,312
Management fees	301,808	414,184	715,992
	$742,306	$450,998	$1,193,304

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009 and 2008
(Expressed in United States Dollars)

6.	COMMON STOCK (continued)

Stock-based compensation (continued)

The following weighted-average assumptions were used for the Black-Scholes valuation of stock options granted:

	Year Ended	Year Ended
	February 29,	February 29,
	2009	2008

Risk-free interest rate	1.61%-4.59%	3.29%
Expected life of options (years)	4-5	5.0
Annualized volatility	215% - 240%	118%
Dividend rate	0%	0%

7.	RELATED PARTY TRANSACTIONS

The Company entered into the following transactions with related parties during the year ended February 29, 2008:

Paid or accrued management fees of $ 220,000 (2008 - $159,425) to an officer and a former director of the Company.

As at February 28, 2009, the Company owed an officer of the Company $20,000 (2008 - $nil) for management fees and $16,093 (2008 - $nil) for expenses paid on behalf of the Company.

As at February 28, 2009, the Company recognized a total of $nil (2008 - $3,000) for donated services and $nil (2008 - $1,500) for donated rent provided by the former President and Director of the Company.

These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed to by the related parties.

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009 and 2008
(Expressed in United States Dollars)

8.	INCOME TAXES

The significant components of the Company's deferred income tax assets are as follows:

	February 28,	February 29,
	2009	2008

Deferred income tax assets:
Operating loss carry forwards	$1,716,000	$844,000
Mineral properties	2,851,000	-
Stock-based compensation	303,000	153,000
Valuation allowance	(4,870,000)	(997,000)
Net deferred income tax assets	$-	-

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	Year Ended	Year Ended
	February 28,	February 29,
	2009	2008

Loss for the year	$(11,393,000)	$(2,896,000)
Statutory rate	34%	34%
Expected benefit from net loss	(3,873,000)	(984,000)
Increase in valuation allowance	3,873,000	984,000
Total income taxes	$-	-

The Company has available for deduction against future taxable income non-operatingl losses of approximately $5,000,000 in the United States of America. These losses, if not utilized, will expire through 2029. Future tax benefits which may arise as a result of these tax assets have been offset in these financial statements by a valuation allowance.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”), and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective March 1, 2007. The Company has evaluated its tax positions for the years ended February 28, 2009 and February 28, 2008 and determined that it has no uncertain tax positions requiring financial statement recognition.

Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a 100% valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets.

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009 and 2008
(Expressed in United States Dollars)

9.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

The significant non-cash transactions for the years ended February 29, 2009 and February 29, 2008 consisted of:

During 2009, the Company issued 3,282 common shares to Nu Star in connection with an option agreement (Note 5). The shares were valued at $80,000.

During 2008, the Company issued 130,435 common shares to Strathmore in connection with an option agreement (Note 5). The shares were valued at $7,860,000.

10.	COMMITMENTS

Effective January 1, 2009, the Company entered into a management service contract with a company controlled by an officer of the Company. The Company agreed to pay $20,000 per month for a period of 24 months. In addition, the following bonus must be paid in cash or in shares within 30 days following the Company’s achievement of the following milestones:

Milestone	Occurrence	Bonus Amount
1	Company contributes $12,500,000 to Pine Tree-Reno Creek project and earns 22.5% interest	$120,000
2	Company completes its obligation under the Joint Venture Agreement with Strathmore Minerals and earns 60% of the Pine Tree-Reno Creek project	$120,000
3	Pine Tree-Reno Creek properties are put into profitable production by the Joint Venture or by a succeeding entity in which Company has an interest comparable to its interest in the Strathmore Joint Venture	$240,000
4	Company’s U3O8 NI43-101 resource interest exceed a total of 20,000,000 lbs	US$60,000
5	Company’s U3O8 NI 43-101 resource interest exceed a total of 30,000,000 lbs	US$100,000

As of February 28, 2009, the Company has not achieved the milestones noted above.

11.	SUBSEQUENT EVENT

On April 15, 2009, the Company received notice purportedly on behalf of a shareholder regarding a potential claim by a shareholder regarding the private placement completed in January 2009. No claim has yet been made and the Company cannot quantify the claim in terms of potential damages. At this time, any potential outcome from this matter is indeterminable and will be accounted for in the period in which the outcome becomes likely.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

On September 30, 2008, Davidson & Company LLP was dismissed as our independent accountant. The report of Davidson regarding our financial statements for the fiscal year ended February 29, 2008 did not contain any adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report on our financial statements contained an explanatory paragraph in respect to uncertainty as to our ability to continue as a going concern.

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

On September 30, 2008, we engaged BDO Dunwoody LLP, independent registered accountants, as our independent accountant and to re-audit the financial statements for the year ended February 28, 2007. Prior to the engagement of BDO, we did not consult with BDO regarding either:

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

ITEM 9A(T). CONTROLS AND PROCEDURES

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

Based on its evaluation, our management, with the participation of our principal executive and principal financial officer, concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were improved but not effective.

Management’s Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of February 28, 2009 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

In performing the assessment, our management concluded that as of the end of the period covered by this Annual Report on Form 10-K our internal control over financial reporting was not effective. Our management identified several material weaknesses in our internal control processes. These weaknesses included lack of accounting personnel who has sufficient knowledge in dealing with complex accounting and tax issues, inadequate security, inadequate restricted access to systems and insufficient disaster recovery plans. Management has also identified material weaknesses in our internal control processes over procurement and disbursements, primarily related to lack of segregations of duties.

More specifically, management has identified the following material weaknesses:

  we do not have accounting personnel and management who has sufficient knowledge in dealing with complex accounting issues we do not have accounting personnel and management who has sufficient technical accounting knowledge relating to accounting for options granted to directors and officers and consultants we do not have accounting personnel and management who has sufficient technical knowledge in the preparation of financial statements we do not have a code of ethics
  there is no whistleblower policy
  there is no audit committee
  the Board does not exercise oversight over financial reporting the small number of staff does not permit segregation of duties there are no established purchasing authorities
  project plan and budget controls in the operating agreement with Strathmore are not followed there is no routine review by our company of backup for expenditures by Strathmore there is no independent check on stock-based compensation calculations shares outstanding not reconciled to transfer agent on regular basis tax returns are not filed timely

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting for the year ended February 28, 2009. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management's report in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Subsequent Events

During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. We intend to make some changes in our internal control over financial reporting during our fiscal year to end February 28, 2010 and to consider what other steps we might take in the future. We will take these steps when our management determines that it is in the best interests of the company to do so and when the related costs are affordable to our company. Since the end of our latest fiscal quarter ended February 28, 2009, we have made the following changes to our controls and procedures:

  On May 18, 2009 we adopted a Code of Conduct;
  On April 17, 2009 we formed Audit, Compensation and Corporate Governance Committees;
  the Board now exercises oversight over financial reporting;
  we have implemented an established purchasing authority;
  project plan and budget controls in the operating agreement with Strathmore are now being followed;
  Federal tax returns for 2006, 2007 and 2008 were filed in April 2009; our tax return for 2009 will be filed later this year.

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

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

ITEM 9B OTHER INFORMATION

1.	Effective May 18, 2009, our board of directors passed a resolution adopting a Code of Business Conduct, Ethics and Compliance program for directors.

2.

On April 8, 2009 we announced the appointment of Robert Connochie to our board of directors effective March 30, 2009. Our company will reimburse Mr. Connochie for out of pocket expenses incurred for attending Board meetings and will grant stock options for the purchase of shares of our company’s common stock.

There are no family relationships between any of our directors or officers. Our directors now include Robert A. Rich, Donald K. Cooper, Joseph DiStefano and Robert Connochie.

3.

On March 29, 2009, our company’s Board of Directors amended and restated our bylaws. The amendment and restatement of the bylaws was for the purpose of, among other things, amending our bylaws so that they will be suitable if we apply for a listing on a Canadian Stock Exchange. The changes to our prior bylaws include: (i) expanding certain provisions with respect to shareholders’ meetings including change of quorum requirements; (ii) amending certain provisions respecting appointment of directors, corporate governance and committees, and directors’ meetings; (iii) expanding certain provisions with respect to officers and their duties; (iv) changing certain provisions with respect to share certificates; and (vi) adding certain indemnification provisions.

4.

On January 15, 2009 we appointed Joseph DiStefano to our board of directors. Our company will reimburse Mr. DiStefano for out of pocket expenses incurred for attending Board meetings and will grant stock options for the purchase of shares of our company’s common stock.

There are no family relationships between any of our directors or officers.

5.

On December 17, 2008, we entered into a private placement subscription agreement with Odysseus III LLC providing for the purchase of 1,000,000 shares of common stock of our company at a price of $0.10 per share. We intend to use the private placement funds towards the costs of listing on the Canadian National Stock Exchange.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at February 28, 2009, our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Robert A. Rich	President, CEO, Secretary and Director	62	April 19, 2007
Donald K. Cooper	Director	63	February 14, 2008
Joseph DiStefano	Director	67	January 15, 2009
Robert Connochie	Director	67	March 30, 2009

Certain Significant Employees

Where the registrant employs persons such as production managers, sales managers, or research scientists who are not executive officers but who make or are expected to make significant contributions to the business of the registrant, such persons shall be identified and their background disclosed to the same extent as in the case of executive officers. Such disclosure need not be made if the registrant was subject to section 13(a) or 15(d) of the Exchange Act or was exempt from section 13(a) by section 12(g)(2)(G) of such Act immediately prior to the filing of the registration statement, report, or statement to which this Item is applicable.

As at February 28, 2009, our significant employees, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Appointed
N/A

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

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

From 1976-1984 Dr. Rich was a Uranium Geologist and a Manager in Framingham, Massachusetts for Yankee Atomic Electric Company. During this time he developed and managed uranium exploration projects in northeast US from conception through drilling and data interpretation as well as evaluated numerous US and Canadian exploration/development acquisition or joint venture proposals. He was also responsible for negotiating LLC agreements, mineral leases and for managing a group responsible for buying uranium, conversion, enrichment and spent fuel disposal services for nuclear power plants and nuclear transportation.

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

Robert G. Connochie

Robert G. Connochie is an experienced senior mining industry executive. Mr. Connochie is currently the President of Behre Dolbear Capital, Inc. and a Senior Associate of Behre Dolbear & Company. Behre Dolbear focuses on financial transactions, including acquisitions and divestitures, identifying potential partners, and providing clients with structuring and negotiating assistance. Behre Dolbear assists companies locate and secure financing. It works with investors to identify and evaluate investment opportunities.

During the period from December 2003 to May 2004, Mr. Connochie had acted as a director of International PBX, a public company listed with TSX-V Exchange.

Since 1993, Mr. Connochie has also served as President of Chartwell Ventures Incorporated, which specializes in strategic planning, market evaluation, and project valuation, development, and financing for the mining industry.

Earlier key mining industry positions held by Mr. Connochie include Chairman and President of Potash Corporation of America from 1987 to 1993 and Rio Algom Ltd's Vice President Corporate Development (1968-87). He has also served as a Director of Battle Mountain Gold Exploration (OTC.BB: BMGX, which was merged in 2007 into Royal Gold (Nasdaq: RGLD) from July 2006 to October 2007 and Athabasca Potash Inc. (TSX: API) from October 2008 to the present.

Mr. Connochie obtained a B.A.Sc. from the University of British Columbia in 1964 and an M.B.A. from the University of Western Ontario in 1967.

Joseph DiStefano

On January 15, 2009 we appointed Joseph DiStefano to our board of directors. Our company will reimburse Mr. DiStefano for out of pocket expenses incurred for attending Board meetings and will grant stock options for the purchase of shares of our company’s common stock.

For the past 36 years, since joining the U.S. Atomic Energy Commission’s Solicitor’s office in 1972, Joseph DiStefano has been involved in many of the legal, business and governmental issues affecting nuclear power and the nuclear fuel cycle. Mr. DiStefano has been in private law practice advising clients on energy matters since 1995. Since his retirement from the full time practice of law, Mr. DiStefano has continued, part time, to advise clients on legal and business matters involving the nuclear fuel cycle. Mr. DiStefano serves on the board of directors of Urenco Investments, Inc. and Urenco, Inc., positions he assumed in 2003. These companies are subsidiaries of Urenco Limited, a global supplier of uranium enrichment services using its proprietary advanced centrifuge technology, with plants operating in England, Germany and the Netherlands.

In 1997 and for several years thereafter, Mr. DiStefano was retained as legal counsel to Lockheed Martin Utility Services, which operated the U.S. Gaseous Diffusion Plants. During this period, he served as legal counsel to Lockheed in its bid as merger and acquisition candidate during the privatization of USEC.

Mr. DiStefano also served as a board director on the Urenco U.S. boards from 1993 to 1997. From 1987 to 1995, Mr. DiStefano was General Counsel and Corporate Secretary to Urenco, Inc. and later in the same capacity for Urenco Investments, Inc. In this role, Mr. DiStefano was directly engaged in the early negotiation, formation and licensing of the LES Partnership, the first private enterprise to be licensed by the U.S. Nuclear Regulatory Commission to build and operate an enrichment facility in the United States. Mr. DiStefano also served as LES’ first legal counsel and Secretary. LES is now an LLC, owned by Urenco Investments, Inc., and is well along in constructing an enrichment plant in New Mexico. The plant will employ Urenco’s advanced centrifuge technology.

Prior to becoming Urenco’s General Counsel in the United States, Mr. DiStefano was a senior executive in the U.S. Department of Energy, serving as Assistant General Counsel for General Litigation. In this capacity, he was directing, and he and his staff were involved in, a significant array of litigation arising out of virtually every legal issue affecting nuclear energy from a government perspective, including the fuel cycle, transportation, insurance, radiation injury, and nuclear weapons. Mr. DiStefano came to the Energy Department at its inception, after serving briefly in its predecessor, the Energy Research and Development Administration, which, together with NRC, took over the business of the Atomic Energy Commission in 1975.

In his position at the Atomic Energy Commission, Mr. DiStefano represented the Commission in the federal District Court and the federal Circuit Court of Appeals, and advised the Commissioners on quasi-judicial matters. Prior to joining the AEC, Mr. DiStefano was for four years a trial attorney in the U.S Department of Justice and before that at the National Labor Relations Board.

Corporate Governance

We currently act with four directors consisting of Donald K. Cooper, Robert Connochie, Joseph DiStefano and Robert A. Rich. We have determined that Donald K. Cooper, Robert Connochie and Joseph DiStefano are independent directors as defined by Nasdaq Marketplace Rule 4200(a)(15).

Committees of the Board

Audit Committee and Audit Committee Financial Expert

We adopted an audit committee on April 17, 2009. Robert Connochie, our sole member of the audit committee is considered independent as the term is used in Nasdaq Marketplace Rule 4200(a)(15), as amended. The Audit Committee represents the Board of Directors in discharging its responsibility relating to the accounting, reporting and financial practices of our company, and has general responsibility for oversight of internal controls, accounting and audit activities and legal compliance of our company. However, the Audit Committee’s function is one of oversight only and shall not relieve our management of its responsibilities for preparing financial statements which accurately and fairly present our financial results and conditions or the responsibilities of the independent accountants relating to the audit or review of financial statements.

Our board of directors has determined that it does not have a member of the audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-K. We believe that our entire board of directors is capable of analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues reasonably expected to be raised by our company. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Compensation Committee

The Board of Directors adopted a Compensation Committee on April 17, 2009. The Compensation Committee, which is comprised of Donald K. Cooper, Joseph DiStefano and Robert Connochie, advises the Board of Directors with respect to the compensation of senior employees and officers of our company.

Corporate Governance Committee

The Board of Directors adopted a Corporate Governance Committee on April 17, 2009. The Corporate Governance Committee, comprised of Donald K. Cooper, Joseph DiStefano and Robert Connochie, advises the Board of Directors with respect to matters pertaining to CEO objectives and performance and in advising on oversight of the Board of Directors’ governance procedures.

Nominating Committee

We do not have standing nominating committee, or committee performing a similar function. Our Board of Directors believes that it is not necessary to have a standing nominating committee at this time because the functions of such committee are adequately performed by our board of directors.

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

Other Committees

All proceedings of our Board of Directors for the year ended February 28, 2009 were conducted by resolutions consented to in writing by our directors and filed with the minutes of the proceedings of the board of directors. Our company currently does not have a nominating committee or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charters. Our board of directors believes that it is not necessary to have such committees, at this time, because they can adequately perform the functions of such committees.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. Our directors believe that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, Robert A. Rich, at the address appearing on the first page of this annual report.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

Our directors, executive officers, or control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

On May 18, 2009, our Board of Directors passed a resolution adopting a Code of Business Conduct, Ethics and Compliance program for directors. A copy of which is attached to our current report on Form 8-K filed with the SEC on May 27, 2009.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 28, 2009, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Robert A. Rich	Nil	Nil	Nil
Donald K. Cooper	Nil	Nil	Nil

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Joseph DiStefano	1(1)	1(1)	Nil
Robert Connochie	1(1)	1(1)	Nil

(1) Messrs DiStefano and Connochie filed their initial Form 3’s outside the reporting period.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended February 29, 2008; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our fiscal years ended February 28, 2009 and 2008, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(5) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert A. Rich(1) President, CEO, CFO, Secretary Treasurer, and Director	2009 2008	190,000 135,000	Nil Nil	Nil Nil	126,664 90,178	Nil Nil	Nil Nil	Nil Nil	316,664 225,178
Hamish Malkin (2) Former CFO, Treasurer and Director	2009 2008	30,000 20,500	Nil Nil	Nil Nil	Nil 105,273	Nil Nil	Nil Nil	Nil Nil	30,000 125,773
Mir Huculak(3) Former President, CEO, CFO, Secretary, Treasurer and Director	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1) Robert A. Rich was appointed as our President, Chief Executive Officer, Secretary, Treasurer and a director on April 19, 2007. He resigned as Treasurer on September 15, 2007 but was again appointed treasurer, as well as Chief Financial Officer on June 27, 2008. Robert Rich was paid $15,000 per month from March-December 2008 and $20,000 per month from January-February 2009 for his services to our company. His only other compensation is participation as a Director in our Stock Option Plan, which provides the opportunity to purchase up to 6,522 common shares (300,000 shares prior to share consolidation 46:1) of our company’s stock over five years.
(2) Hamish Malkin was appointed as our Chief Financial Officer, Treasurer and a director on September 15, 2007. Mr. Malkin resigned from all positions with our company on June 27, 2008. Until he left our company June 27, 2008, Mr. Malkin was paid $3,000 to $5,000 per month (depending on workload) for the services he provided to our company as its CFO. In this capacity, he also received a stock option, which provided the opportunity to purchase up to 4,348 common shares (200,000 shares prior to share consolidation 46:1) of our stock over five years. As a Director, Mr. Malkin was given stock options that provided him with the opportunity to purchase up to 6,522 (300,000 shares prior to share consolidation 46:1) over five years. The options terminated following his resignation.
(3) Mir Huculak was appointed as our president, principal executive officer, principal financial officer, secretary, treasurer and a director on March 23, 2005, he resigned as our President on April 19, 2007 and as principal executive officer, principal financial officer, secretary, treasurer and a director on May 29, 2007.

(4)The exercise price for stock options was set at the fair market price at the time of grant. There has been no re-pricing of exercise price, extension of exercise period or other material changes.
(5) The determination of value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in Note 6 to our consolidated financial statements included in this Annual Report.

Employment Agreements

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

Mr. Rich works an average of approximately 200 hours per month in fulfilling his role in the company.

Mr. Rich is reimbursed for all ordinary out of pocket travel and other expenses related to his providing services to our company.

We do not purchase healthcare insurance, but have purchased director and officer insurance for Mr. Rich.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of February 28, 2009.

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert A. Rich(1) President, CEO, CFO, Secretary Treasurer, and Director	3,261	3,261	Nil	46.00	January 15, 2013	Nil	N/A	Nil	N/A
Hamish Malkin (2) Former CFO, Treasurer and Director	2,717	8,152	Nil	55.20	September 15, 2012(2)	Nil	N/A	Nil	N/A

(1) Robert A. Rich was appointed as our President, Chief Executive Officer, Secretary, Treasurer and a director on April 19, 2007. He resigned as Treasurer on September 15, 2007 but was again appointed treasurer, as well as Chief Financial Officer on June 27, 2008. On January 15, 2008, Mr. Rich was granted 6,522 common shares (300,000 common shares prior to shares consolidation 46:1) purchase options for his continued agreement to serve as director and officer. The options with vesting terms of 25% upon grant date, 25% on each anniversary year thereafter.
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

Compensation of Directors

There is no compensation for our Board of Directors other that granting of Stock Options (currently to Donald K. Cooper and Robert Rich, and reimbursement of out of pocket costs to attend our Board of Directors quarterly board meetings.

The table below shows the compensation of our directors for our last completed fiscal year ended February 29, 2009:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(4) (5)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Robert A. Rich	$190,000	Nil	126,664	Nil	Nil	Nil	316,664
Hamish Malkin(1)	$30,000	Nil	Nil	Nil	Nil	Nil	30,000
Devinder Randhawa(2)	Nil	Nil	53,405	Nil	Nil	Nil	53,405
Donald K. Cooper	Nil	Nil	52,419	Nil	Nil	Nil	52,419
Joseph DiStefano	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Robert Connochie	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) Hamish Malkin was appointed as our Chief Financial Officer, Treasurer and a director on September 15, 2007. Mr. Malkin had received the options for his continued agreement to serve as an officer and director of the company. Mr. Malkin resigned from all positions with our company on June 27, 2008. All exercisable and non-exercisable options have now expired.
(2) Devinder Randhawa was appointed as a director on September 20, 2007 and resigned on February 12, 2008. On September 21, 2007, Mr. Randhawa was granted 6,522 common shares (300,000 common share prior to share consolidation 46:1) purchase options for his agreement to serve as a director. The options vested as follows: 25% upon date of issue, 25% after one year, 25% after two years and 25% after 3 years from date of issue. The options have now terminated pursuant to the terms of the stock option agreement because of Mr. Randhawa’s resignation.
(3) Donald Cooper was appointed as a director on February 14, 2008. On February 14, Mr. Cooper was granted 6,522 common shares (300,000 common share prior to share consolidation 46:1) purchase options for his agreement to serve as a director. The options vest as follows: 25% upon date of issue, 25% after one year, 25% after two years and 25% after 3 years from date of issue. The options are exercisable at $0.85 per share and expire on February 14, 2013.
(4)The exercise price for stock options was set at the fair market price at the time of grant. There has been no re-pricing of exercise price, extension of exercise period or other material changes.
(5) The determination of value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in Note 6 to our consolidated financial statements included in this Annual Report.

Outstanding equity awards at fiscal year-end

The following table sets forth for each director certain information concerning the outstanding equity awards as of February 28, 2009.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Robert A. Rich	150,000	150,000	Nil	1.00	Jan 13, 2013	Nil	Nil	Nil	Nil
Hamish Malkin(1)	Nil	Nil	Nil	Nil	N/A	Nil	Nil	Nil	Nil
Devinder Randhawa(2)	Nil	Nil	Nil	Nil	N/A	Nil	Nil	Nil	Nil
Donald K. Cooper	150,000	150,000	Nil	0.85	Feb 14, 2013	Nil	Nil	Nil	Nil
Joseph DiStefano	Nil	Nil	Nil	Nil	N/A	Nil	Nil	Nil	Nil
Robert Connochie	Nil	Nil	Nil	Nil	N/A	Nil	Nil	Nil	Nil

Aggregated Options Exercised in the Year Ended February 28, 2009 and Year End Option Values

There were no stock options exercised during the year February 28, 2009

Re-pricing of Options/SARS

We did not re-price any options previously granted during the year ended February 28, 2009

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

In the following tables, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Exchange Act based on information provided to us by our controlling shareholders, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days.

Security ownership of certain beneficial owners

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership		(4) Percent of class [1]
common stock	AUC LLC c/o Strathmore Minerals Corp. 2420 Watt Ct Riverton WY 82501	130,435 [2]	Direct	6.50%
common stock	Odysseus III LLC 25 Sweetbriar Road East Granby CT 06026	1,000,000 [3]	Direct	49.8%

Security ownership of management

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership		(4) Percent of class [1]
common stock	Donald K. Cooper 95050 Barclay Place Villa No. 5 Amelia Island, FL 32034	3,261 [4]	Direct	0.16%
common stock	Joseph DiStefano 6001 Tracy’s Landing Road Tracy’s Landing MD 20779	Nil	N/A	0%

______________________________
1 Percentage of ownership is based on 2,007,946 common shares issued and outstanding as of May 27, 2009. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
2 AUC LLC is a wholly-owned subsidiary of Strathmore Resources (US) Ltd. Pat Groening, Chief Financial Officer of Strathmore Minerals Corp. holds voting and dispositive control over these shares.
3 Jeffrey Rich, is the owner of Odysseus V Inc, a Nevada corporation (the "Manager"), which serves as Manager to Odysseus III LLC, a Nevada Limited Liability Company (the "Owner"), with respect to the shares of common stock. The Manager makes the investment and voting decisions on behalf of the Owner. The Owner directly owns the shares of the common stock of the issuer but does not make any decisions as to voting or buying/selling shares of the issuer. The Owner owns 1,000,000 shares (all of which were purchased on the date noted in this filing). Within the Ownership of Odysseus III LLC, the vast preponderance of beneficial interest at approximately 99% is owned by William Horn of 1000 South Pointe Dr., #3702, Miami Beach, FL 33139. There is no relationship between Mr. Horn and our company and any of our officers. The approximately 1% remainder of the beneficial interest in the Ownership in Odysseus III LLC is owned by the named signatory below at the same address as this form reflects. Should a future sale of these securities create a profit for the Owner, the Manager would be entitled to 20% of the profits, if any. Thus, under certain potential future outcomes, there exist situations in which the undersigned, as an individual, through the various entities detailed above, could achieve financial benefit in any sale of appreciated ACUC stock that could reach approximately 10% of the total financial benefit to shareholders over the issuance price of $.10.
4 Mr. Cooper’s shareholdings include stock options exercisable within 60 days.

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership		(4) Percent of class [1]
common stock	Robert Connochie 164 Cognewaugh Road Cos Cob CT 06807	Nil	N/A	0%
common stock	Robert A. Rich 5 Locust Road Orleans MA 02653	111,961 [1]	Direct	5.57%
common stock	Directors and Officers as a group	115,221	Direct	5.73%

Changes in Control

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

(i)	Any of our directors or officers;

(ii)	Any person proposed as a nominee for election as a director;

(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iv)	Any of our promoters; and

(v)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

Voting Trust Agreement

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

______________________________
1 Mr. Rich’s total shareholdings include 108,696 shares of common stock and 3,265 options exercisable within 60 days.

Jeffrey Rich, who makes the investment and voting decisions on behalf of Odysseus, is the son of our director and officer, Robert A. Rich.

Employment Contracts

Other than our agreement with Robert Rich described above in Item 11. Executive Compensation beginning on page 40, we are not party to any employment contracts with our directors and officers.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to our company for professional services rendered BDO Dunwoody LLP, our independent registered public accounting firm, for the year ended February 28, 2009 and for professional services rendered by Davidson & Company LLP, our independent registered public accounting firm, for the year ended February 28, 2008:

	2009	2008
Fees	BDO	Davidson
Audit Fees	$40,000	$50,000
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$40,000	$50,000

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditor

We do not use BDO Dunwoody LLP, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage BDO Dunwoody LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before BDO Dunwoody LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (the functions of which are performed by our entire Board of Directors); or

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our entire Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our sole director either before or after the respective services were rendered.

Our Board of Directors have considered the nature and amount of fees billed by BDO Dunwoody LLP and believe that the provision of services for activities unrelated to the audit is compatible with maintaining BDO Dunwoody LLP’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant, attached as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006.
3.2	By-laws of the Registrant, attached as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006.
3.3	Certificate of Change filed with the Nevada Secretary of State on March 27, 2007 to be effective on April 10, 2007, attached as an exhibit to the current report on Form 8-K filed on April 12, 2007
3.4	Certificate of Change filed with the Nevada Secretary of State on March 27, 2007 to be effective on October 7, 2008, attached as an exhibit to the current report on Form 8-K filed on October 21, 2008.
3.5	Amended By-laws, attached as an exhibit to our current report on Form 8-K filed on April 15, 2009
4.1	Specimen Stock Certificate, attached as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006.
9.1	Voting Trust Agreement attached as an exhibit to our current report on Form 8-K/A filed on January 12, 2009
10.1	Mining Claim, attached as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006.
10.2	Affiliate Stock Purchase Agreement, attached as an exhibit to the current report on Form 8-K filed on April 23, 2007.
10.3	Letter of Intent, attached as an exhibit to the current report on Form 8-K filed on May 18, 2007.
10.4	Investor Relations Agreement, attached as an exhibit to the current report on Form 8-K filed on July 5, 2007.
10.5	Stock Option and Subscription Agreement, attached as an exhibit to the current report on Form 8-K filed on July 5, 2007.
10.6	Option and Joint Venture Agreement dated August 20, 2007, attached as an exhibit to the current report on Form 8-K on September 5, 2007.
10.7	Form of Subscription Agreement for Offshore subscribers, attached as an exhibit to the current report on Form 8-K on September 5, 2007.
10.8	Form of Subscription Agreement for U.S. subscribers, attached as an exhibit to the current report on Form 8- K on September 5, 2007.
10.9	Form of Warrant certificate for Offshore subscribers, attached as an exhibit to the current report on Form 8- K on September 5, 2007.
10.10	Form of Warrant certificate for Canadian subscribers, attached as an exhibit to the current report on Form 8- K on September 5, 2007.
10.11	Form of Warrant for U.S. subscribers, attached as an exhibit to the current report on Form 8-K on September 5, 2007.
10.16	2007 Stock Option Plan, attached as an exhibit to the current report on Form 8-K with the Commission on September 24, 2007.
10.17	Purchase Agreement with Power Resources, Inc., dated October 10, 2007, attached as an exhibit to the current report on Form 8-K on October 10, 2007.

Exhibit Number	Description
10.18	Pinetree-Reno Creek ISR Property Amendment to Option and Joint Venture Agreement, attached as an exhibit to the quarterly report on Form 10-QSB on January 22, 2008.
10.19	Form of Subscription Agreement Offshore subscribers (attached as an exhibit to our current report on Form 8-K filed on September 5, 2007)
10.20	Form of Subscription Agreement U.S. subscribers (attached as an exhibit to our current report on Form 8-K filed on September 5, 2007)
10.21	Form of Warrant certificate Offshore subscribers ( attached as an exhibit to our current report on Form 8-K filed on September 5, 2007)
10.22	Form of Warrant U.S. subscribers (attached as an exhibit to our current report on Form 8-K filed on September 5, 2007)
10.23	Stock Option Agreement with Robert Rich dated effective January 15, 2008, attached as an exhibit to the current report on Form 8-K on January 23 2008.
10.25	Stock Option Agreement with Donald Cooper dated effective February 14, 2008, attached as an exhibit to the current report on Form 8-K on February 20, 2008.
10.26	Limited Liability Company Operating Agreement of AUC, LLC dated effective January 3, 2008, attached as an exhibit to the current report on Form 8-K on March 18, 2008.
10.27	Stock Option Agreement between the Company and Raymond Foucault dated March 14, 2008, attached as an exhibit to the current report on Form 8-K on April 7, 2008.
10.28	Lease and Option Agreement dated September 18, 2008 with Nu Star Exploration LLC, attached as an exhibit to the current report on Form 8-K filed on September 22, 2008.
10.29	Stock Option Agreement dated effective August 1, 2007 between the Company and Michael Baybak, attached as an exhibit to our current report on Form 8-K filed on August 8, 2008.
10.30	Form of private placement subscription agreement attached as an exhibit to our current reports on Form 8-K filed on December 30, 2008 and Form 8-K/A filed on January 12, 2009
10.31	Rich Associates, Inc. Employment agreement dated January 1, 2009 attached as an exhibit to our annual report on Form 10-K/A filed on April 1, 2009
10.32*	Virtual Office agreement with Your Office USA dated August 29, 2007
14.1	Code of Business Conduct, Ethics and Compliance (attached as an exhibit to our current report on Form 8-K filed on May 27, 2009)
16.1	Letter from Davidson & Company LLP dated October 17, 2008 attached as an exhibit to our current report on Form 8-K/A filed on October 23, 2008
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act Of 2002

* Filed herewith.

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
Date: June 15, 2009

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

/s/ Robert A. Rich
Robert A. Rich
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: June 15, 2009

/s/ Donald K. Cooper
Donald K. Cooper
Director
Date: June 15, 2009

/s/ Joseph DiStefano
Joseph DiStefano
Director
Date: June 15, 2009

/s/ Robert G. Connochie
Robert G. Connochie
Director
Date: June 15, 2009