Form 10-Q
period 2009-05-31
AMERICAN URANIUM CORP
filed 2009-07-15
CIK 1366899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission File Number: 000-52824

________________________________________________
(Exact name of registrant as specified in its charter)

Nevada	80-0423251
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 17th Street, Suite 2800 South, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

- ii -

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 2,007,946 shares of common stock are issued and outstanding as of July 14, 2009.

- iii -

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
(Unaudited)

	May 31,	February 28,
	2009	2009
	(Unaudited)

ASSETS

Current
Cash and cash equivalents	$534,165	$891,886
Prepaid expenses	6,375	13,237
Exploration advances (Note 4)	316,936	236,886
	857,476	1,142,009

Equipment (Note 3)	7,069	7,499
Mineral property interests (Note 4)	2	2

Total assets	$864,547	$1,149,510

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$54,413	$91,271
Due to related party (Note 6)	26,824	36,093
	81,237	127,364

Stockholders' Equity

Common stock, 108,695,652 shares authorized with a par value	20	20
of $0.00001 (issued: May 31, 2009 - 2,007,946;
February 28, 2009 - 2,007,946)
Additional paid-in capital	15,399,636	15,370,950
Deficit accumulated during the exploration stage	(14,616,346)	(14,348,824)

Total stockholders' equity	783,310	1,022,146

Total liabilities and stockholders' equity	$864,547	$1,149,510

Nature of Operations and Ability to Continue as a Going Concern (Note 1)
Commitments (Note 7)
Contingencies (Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States Dollars)
(Unaudited)

			Inception
	3 Months	3 Months	(March 23,
	Ended	Ended	2005) to
	May 31,	May 31,	May 31,
	2009	2008	2009

Expenses

Consulting fees (Note 5)	$21,547	$43,628	$617,208
Depreciation	430	517	3,923
Financing costs	-	-	761,565
General and administrative	37,768	45,902	328,980
Impairment of mineral interests (Note 4)	-	-	8,384,554
Investor relations	-	109,945	298,157
Legal and audit	67,728	100,141	609,157
Management fees (Notes 5 and 6)	88,675	161,238	1,262,568
Mineral property expenditures (Note 4)	51,374	311,773	2,485,957

Loss before other item	(267,522)	(773,144)	(14,752,069)
Interest income	-	18,967	135,723

Net loss	$(267,522)	$(754,177)	$(14,616,346)

Basic and diluted loss per share	$(0.13)	$(0.75)

Weighted average number of shares outstanding	2,007,946	1,004,514

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the period from March 23, 2005 (Date of Inception) to May 31, 2009
(Expressed in United States Dollars)
(Unaudited)

					Deficit
					Accumulated
			Additional		During the	Total
	Number of		Paid-in		Exploration	Stockholders’
	common shares	Par Value	Capital		Stage	Equity

Balance, March 23, 2005	-	$-	$-		$-	$-
(date of inception)
Shares issued:
Initial capitalization	5,434,933	54	(4)		-	50
Donated services	-	-	8,250		-	8,250
Net loss for the period	-	-	-		(23,321)	(23,321)

Balance, February 28, 2006	5,434,933		8,246		(23,321)	(15,021)
Shares issued:
Private placement	575,815	6	52,924		-	52,930
Donated services	-	-	9,000		-	9,000
Net loss for the year	-	-	-		(36,464)	(36,464)

Balance, February 28, 2007	6,010,748	60	70,170		(59,785)	10,445
Shares issued:
Private placements	183,953	2	6,346,368		-	6,346,370
For purchase of mineral rights	130,435	1	7,859,999		-	7,860,000
Shares returned to treasury	(5,326,087)	(53)	53		-	-
Share issue costs	-	-	(283,444)		-	(283,444)
Finders' fee	5,615	-	-		-	-
Donated services	-	-	4,500		-	4,500
Stock-based compensation	-	-	450,998		-	450,998
Net loss for the year	-	-	-		(2,896,173)	(2,896,173)

Balance, February 29, 2008	1,004,664	10	14,448,644		(2,955,958)	11,492,696
Shares issued
Private placements	1,000,000	10	100,000		-	100,010
Mineral rights	3,282	-	80,000		-	80,000
Stock-based compensation	-	-	742,306		-	742,306
Net loss for the year	-	-	-		(11,392,866)	(11,392,866)
Balance, February 28, 2009	2,007,946	20	15,370,950		(14,348,824)	1,022,146

Stock-based compensation	-	-	28,686		-	28,686
Net loss for the period	-	-	-		(267,522)	(267,522)
Balance, May 31, 2009	2,007,946	$20	$15,399,636	$	(14,616,346)	$783,310

On October 17, 2008, the Company effected a 46:1 stock consolidation of the authorized, issued and outstanding common stock (Note 5). All share and per share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States Dollars)
(Unaudited)

	Three	Three	Inception
	Months	Months	(March 23,
	Ended	Ended	2005) to
	May 31,	May 31,	May 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(267,522)	$(754,177)	$(14,616,346)
Items not affecting cash:
Depreciation	430	517	3,923
Donated rent and services	-	-	21,750
Stock-based compensation	28,686	124,330	1,221,990
Write off of mineral interests	-	-	8,384,554
Changes in assets and liabilities:
Prepaid expenses	6,862	275,000	(6,375)
Exploration advances and due to Strathmore	(80,050)	(339,480)	(316,936)
Due to related party	(9,269)	13,889	26,824
Accounts payable and accrued liabilities	(36,858)	(25,082)	54,413
Net cash used in operating activities	(357,721)	(705,003)	(5,226,203)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of capital stock	-	-	6,499,360
Cost of share issuance	-	-	(283,444)
Net cash provided by financing activities	-	-	6,215,916

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral rights	-	-	(444,556)
Purchase of equipment	-	-	(10,992)
Net cash used in investing activities	-	-	(455,548)

Increase (decrease) in cash and cash equivalents
during the period	(357,721)	(705,003)	534,165

Cash and cash equivalents, beginning of period	891,886	4,104,596	-

Cash and cash equivalents, end of period	$534,165	$3,399,593	$534,165

Cash paid for interest during the period	$-	$-

Cash paid for income taxes during the period	$-	$-

Supplemental disclosure with respect to cash flows
Cash paid for interest during the period	$-	$-
Cash paid for income taxes during the period	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
May 31, 2009 (Expressed in US dollars)
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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has not generated revenues and has accumulated losses of $14,616,346 since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to achieve its operating objectives, confirmation of the Company’s interests in the underlying properties and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The interim period financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America. The preparation of financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements, and in the opinion of management these financial statements contain all adjustments necessary (consisting of normally recurring adjustments) to present fairly the financial information contained therein. Certain information and footnote disclosure normally included in the financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. These interim period statements should be read together with the most recent audited financial statements and the accompanying notes for the year ended February 28, 2009. The results of operations for the three-month period ended May 31, 2009 are not necessarily indicative of the results to be expected for the year ending February 28, 2010.

During the quarter ended May 31, 2009, the Company dissolved its wholly-owned inactive subsidiary, American Uranium Corporation, which was incorporated in Delaware.

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
May 31, 2009 (Expressed in US dollars)
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America.

Principles of Consolidation

These consolidated financial statements include the accounts of American Uranium Corporation, a Nevada corporation, and its wholly-owned subsidiary, American Uranium Corporation (the “subsidiary”), a Delaware corporation. During the quarter ended May 31, 2009, the subsidiary was dissolved.

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

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
May 31, 2009 (Expressed in US dollars)
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

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
May 31, 2009 (Expressed in US dollars)
(Unaudited)

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

In June 2006, the FASB issued Interpretation No.48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). This interpretation clarifies the recognition threshold and measurement of a tax position taken or expected to be taken on a tax return, and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The Company adopted the provisions of FIN 48 on March 1, 2007.

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
May 31, 2009 (Expressed in US dollars)
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting of comprehensive loss and its components in the financial statements. As at May 31, 2009 and May 31, 2008, the comprehensive loss and net loss are the same. Therefore, the Company has not included a schedule of comprehensive loss in the financial statements.

Financial Instruments

Financial instruments which include cash and cash equivalents, exploration advances, accounts payable and accrued liabilities and due to related party were estimated to approximate their carrying values due to the immediate short-term maturity of these financial instruments. Some of the Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign currency exchange rates and the degree of volatility of those rates. Currently the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Basic and Diluted Loss Per Share

The Company computes its net loss per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. At May 31, 2009, potentially dilutive common shares relating to options and warrants outstanding totalling 127,846 (February 29, 2009 – 127,846) were not included in the computation of loss per share because the effect was anti-dilutive.

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
May 31, 2009 (Expressed in US dollars)
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” which changes how business acquisitions are accounted. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent considerations); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition- related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring for fiscal years beginning on after December 15, 2008. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCI) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The provisions of the standard are to be applied to all NCI’s prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

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
May 31, 2009 (Expressed in US dollars)
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

FSP 142-3

In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142- 3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. FSP 142-3 did not have a material impact on the Company’s consolidated financial statements.

APB 14-1

In May 2008, FASB issued FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14- 1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The implementation of APB 14-1 did not have a material impact on the Company’s consolidated financial statements.

3.	EQUIPMENT

	May 31, 2009			February 28, 2009
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Office equipment	$3,153	$1,122	$2,031	$3,153	$957	$2,196
Computer equipment	7,839	2,801	5,038	7,839	2,536	5,303
	$10,992	$3,923	$7,069	$10,992	$3,493	$7,499

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
May 31, 2009 (Expressed in US dollars)
(Unaudited)

4.	MINERAL PROPERTY INTERESTS

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

The Company will have earned a 22.5% interest once $12,375,000 of the required expenditures has been incurred. The remaining 37.5% interest will be earned upon incurring the balance of $20,625,000 in required expenditures. Strathmore is the operator of the property until the Company has earned a 60% interest. As at May 31, 2009, the Company has advanced to Strathmore, as operator, $316,936 (February 28, 2009 - $236,886) in respect of future exploration on the property.

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

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
May 31, 2009 (Expressed in US dollars)
(Unaudited)

4.	MINERAL PROPERTY INTERESTS (continued)

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

During the initial term and each renewal term of the agreement, the Company has also agreed to incur the following minimum expenditure amounts in the exploration activities:

Lease Period		Amount
September 18, 2008 through September 17, 2009 (Initial Term)	$	NIL
1st Renewal Term		$250,000
2nd Renewal Term		$400,000
3rd Renewal Term		$400,000
Each subsequent lease renewal term		$400,000

c)	Mineral property interests are summarized as follows:

	May 31,	February 28,
	2009	2009

Pinetree/Reno Creek
Balance, beginning of year	$1	$8,160,000
Payment to optionor	-	-
Issuance of common shares	-	-
	1	8,160,000
Write down of mineral right	-	8,159,999
	1	1

Arizona Properties
Balance, beginning of year	1	-
Payment to optionor	-	144,556
Issuance of common shares	-	80,000
	1	224,556
Write down of mineral right	-	224,555
	1	1
Total	$2	$2

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
May 31, 2009 (Expressed in US dollars)
(Unaudited)

4.	MINERAL PROPERTY INTERESTS (continued)

	c)	Mineral property interests are summarized as follows (continued):

Based on the upcoming cash requirement on the Pinetree/Reno Creek and Arizona properties, the Company currently does not have sufficient cash on hand to continue the exploration program on the properties without additional financing. Given the current capital market condition, the Company is uncertain that it would be able to raise the money that it requires on acceptable terms. Due to the uncertainty of the Company's ability to continue with the exploration program with the current cash position, the Company consequently has written down the carrying value of each property to a nominal value, being $1 and recorded $8,384,554 as impairment in mineral interest properties for the year ended February 28, 2009. As of May 31, 2009, the carrying value of these properties was $2 (February 28, 2009 - $2).

	d)	Mineral property expenditures are summarized as follows:

			Inception
	Three months	Three months	(March 23,
	ended	ended	2005) to
	May 31, 2009	May 31, 2008	May 31, 2009

Pinetree/Reno Creek
Claim maintenance	$-	$36,013	$223,287
Camp and field supplies	7,386	6,835	206,955
Drilling	-	226	1,233
Environmental & permitting	25,846	154,165	476,710
Geological and geophysical (1)	18,142	108,790	1,485,132
Travel and accommodation	-	5,744	26,390
	51,374	311,773	2,419,707
Arizona Properties
Environmental & permitting	-	-	57,500

Other	-	-	8,750
	$51,374	$311,773	$2,485,957

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

On June 1, 2007, the President of the Company returned, for no consideration, 5,326,087 shares of common stock to treasury for cancellation.

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
May 31, 2009 (Expressed in US dollars)
(Unaudited)

5.	COMMON STOCK (continued)

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

The Company agreed to use its best efforts to register the August 2007 and January 2008 private placement common shares for resale by the purchasers within 180 days of issue. The Company also agreed, if the shares had not been registered by that date, to pay as a penalty to each purchaser an amount equal to 2% of the amount invested for each month that the shares remained unregistered, to a maximum of 6 months. At February 28, 2009, the full penalty as a financing cost in the amount of $761,565 had been paid.

On September 18, 2008, the Company issued 3,282 common shares with a fair value of $80,000 pursuant to an option agreement with Nu Star (Note 4).

In December 2008, the Company completed a non-brokered private placement for the issuance of 1,000,000 common shares at $0.10 per share and received $10 when the subscription was signed. The total proceeds of on this transaction was $100,010.

Share Purchase Warrants

Share purchase warrant transactions are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Balance at February 28, 2008	91,976	$57.50
Issued	-	-
February 28, 2009 and May 31, 2009	91,976	$57.50

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
May 31, 2009 (Expressed in US dollars)
(Unaudited)

5.	COMMON STOCK (continued) Share Purchase Warrants (continued)

At May 31, 2009, the following share purchase warrants were outstanding and exercisable:

Exercise
Number of Warrants	Price	Expiry Date

91,976	$ 57.50	August 23, 2009

Stock Options

The Company adopted a Stock Option Plan dated September 15, 2007 under which the Company is authorized to grant stock options to acquire up to a total of 108,696 shares of common stock. At May 31, 2009, the Company had 72,826 shares of common stock available to be issued under the Plan (February 28, 2009 -72,826).

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

Stock option transactions restated to reflect the 46:1 share consolidation and are summarized as follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Balance at February 28, 2008	32,065	$49.78
Granted	22,826	$52.57
Forfeited	(17,391)	$55.20
Balance at February 28, 2009 and May 31, 2009	35,870	$48.93

The weighted average fair value per stock option granted during the period ended May 31, 2009 was $Nil (May 31, 2008 - $24.38) .

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
May 31, 2009 (Expressed in US dollars)
(Unaudited)

5.	COMMON STOCK (continued) Stock Options (continued)

At May 31, 2009, the following stock options were outstanding and exercisable:

		Aggregate			Aggregate
		Intrinsic			Intrinsic
Number of		Value		Number of	Value
Options	Exercise	Closing		Options	Closing
Outstanding	Price	Value	Expiry Date	Exercisable	Value

6,522	$46.00	$-	January 15, 2013	3,261	$-
6,522	$39.10	$-	February 14, 2013	3,261	$-
5,435	$36.80	$-	March 14, 2012	2,173	$-
17,391	$57.50	$-	August 1, 2012	17,391	$-
35,870		$-		26,086	$-

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.12 per share as of May 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of May 31, 2009 was $Nil. As of May 31, 2009, 26,086 (February 28, 2009 –24,456) outstanding options were vested and exercisable and the weighted average exercise price was $48.93 (February 28, 2009 - $48.93) . The total intrinsic value of options exercised during the period ended May 31, 2009 was $Nil (February 28, 2009 - $Nil).

The following table summarizes information regarding the non-vested stock purchase options outstanding as of May 31, 2009.

		Weighted
		Average
		Grant-Date
	Number of Options	Fair Value
Non-vested options at February 29, 2008	22,826	$43.24
Granted	22,826	$25.30
Vested	(21,196)	$27.91
Cancelled/forfeited	(13,042)	$40.94
Non-vested options at February 28, 2009	11,414	$38.74
Granted	-	$-
Vested	(1,630)	$39.10
Cancelled/forfeited	-	$-
Non-vested options at May 31, 2009	9,784	$39.45

At May 31, 2009, there was unamortized compensation expense of $121,248 relating to the outstanding unvested options. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.38 years.

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
May 31, 2009 (Expressed in US dollars)
(Unaudited)

5.	COMMON STOCK (continued)

Stock-based compensation

The fair value of stock options granted during the period ended May 31, 2009 was $Nil (2008 - $132,671). The fair value of stock options granted is being recognized over the options’ vesting periods as stock-based compensation which has been recorded in the statements of operations as follows with a corresponding credit to additional paid-in capital:

	Three	Three	Inception
	Months	Months	(March 23,
	Ended	Ended	2005) to
	May 31,	May 31,	May 31,
	2009	2008	2009
Expenses
Consulting fees	$11	$41,528	$477,323
Management fees	28,675	82,802	744,667
	$28,686	$124,330	$1,221,990

The following weighted-average assumptions were used for the Black-Scholes valuation of stock options granted:

Year Ended
February 28
2009

Risk-free interest rate	1.61% - 4.59%
Expected life of options (years)	4 - 5
Annualized volatility	215% - 240%
Dividend rate	0%

6.	RELATED PARTY TRANSACTIONS

During the three months ended May 31, 2009, the Company paid $60,000 in management fees to a related party (2008 - $60,000). As at May 31, 2009, the Company owed an officer of the Company $26,824 (February 28, 2009 - $36,093) for expenses paid on behalf of he Company.

These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed by the related parties.

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
NOTES TO CONSOLIDATED THE FINANCIAL STATEMENTS
May 31, 2009 (Expressed in US dollars)
(Unaudited)

7.	COMMITMENTS

Effective January 1, 2009, the Company entered into a management service contract with a company controlled by an officer of the Company. The Company agreed to pay $20,000 per month for a period of 24 months. In addition, the following bonus must be paid in cash or in shares within 30 days following the Company’s achievement of the following milestones:

Milestone	Occurrence	Bonus Amount
1	Company contributes $12,500,000 to Pine Tree-Reno Creek project and earns 22.5% interest	$120,000
2	Company completes its obligation under the Joint Venture Agreement with Strathmore Minerals and earns 60% of the Pine Tree-Reno Creek project	$120,000
3	Pine Tree-Reno Creek properties are put into profitable production by the Joint Venture or by a succeeding entity in which Company has an interest comparable to its interest in the Strathmore Joint Venture	$240,000
4	Company’s U3O8 NI43-101 resource interest exceed a total of 20,000,000 lbs	US$60,000
5	Company’s U3O8 NI 43-101 resource interest exceed a total of 30,000,000 lbs	US$100,000

As of May 31, 2009, the Company had not achieved the milestones noted above.

8.	CONTINGENCIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Item 1A. Risk Factors” beginning on page 30 and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this report, the terms "we", "us", "our", and "American Uranium" mean American Uranium Corporation, unless the context clearly requires otherwise.

Corporate Overview and Description of our Business

We were incorporated in the State of Nevada on March 23, 2005 (Inception) under the name “Alpine Resources Corporation”. On April 10, 2007, we changed our name to “American Uranium Corporation.” We effected this name change by merging with our wholly owned subsidiary, named “American Uranium Corporation”, a Nevada corporation that we formed specifically for this purpose. We changed the name of our company to better reflect the direction and business of our company.

We are an Exploration Stage company, as defined by Financial Accounting Standards Board (“FASB”) Statement No.7 and Securities and Exchange Commission (“SEC”) Industry Guide 7. Our principle business is the acquisition and exploration of mineral property interests in the United States.

Financial Condition

Our financial condition for the three months ended May 31, 2009 and the fiscal year ended February 28, 2009 and the changes between those periods for the respective items are summarized below.

We have suffered recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Working Capital

	May 31, 2009	February 28, 2009
Current Assets	$857,476	$1,142,009
Current Liabilities	81,237	127,364
Working Capital	$776,239	$1,014,645

In order to finance our operations, we intend to sell shares of our equity securities. Also, we may consider selling our Reno Creek data package and our Wyoming DEQ Deep Injection Well Permit, which are respectively valued at $975,000 and $25,000, their costs of acquisition. The recent weakening of economic conditions in the U.S. and around the world have made it difficult for us to raise money to fund our planned operations. If we are unable to raise the funds we need for at least the maintenance of either our Pinetree-Reno Creek or Nu Star interests or we are unable to fund the acquisition of a new interest, we will likely go out of business. If we go out of business, our investors will likely lose their entire investment in our company.

We do not expect that the difficult economic conditions are likely to improve significantly in the near future. Further deterioration of the economy, and even consumer fear that the economy will deteriorate further could intensify the adverse effects of these difficult market conditions.

As of May 31, 2009 our working capital decreased from the February 28, 2009 year-end by 23% due to the continued expenditure of funds without raising new capital. We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders.

Cash Flows

	Three Months Ended May 31
	2009	2008
Cash flow provided by (used in) operating activities	$(357,721)	$(705,003)
Cash provided by(used in) financing activities	Nil	Nil
Cash flow provided by (used in) investing activities	Nil	Nil
Decrease in cash and cash equivalents during the period	$(357,721)	$(705,003)

Cash Used in Operating Activities

Our cash used in operating activities for the three months ended May 31, 2009 compared to our cash used in operating activities for the three months ended May 31, 2008 decreased by 49% largely due to a $259,430 decrease in the amount that we spent on exploration advances due to Strathmore from $339,480 for the three months ended May 31, 2008 compared to $80,050 for the three months ended May 31, 2009.

Cash Provided by Financing Activities

There was no change in our cash provided by or used in financing activities for the three months ended May 31, 2009 compared to our cash provided by or used in financing activities for the three months ended May 31, 2008 because it was nil for both periods.

Cash Used in Investing Activities

There was no change in our cash provided by or used in investing activities for the three months ended May 31, 2009 compared to our cash provided by or used in investing activities for the three months ended May 31, 2008 because it was nil for both periods.

Results of Operation

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended February 28, 2009 and our unaudited financial statements for the three months ended May 31, 2009.

Revenues

We have had no operating revenues since our inception on March 23, 2005 through to the period ended May 31, 2009. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

In the tables below show our expenses for the three month periods ended May 31, 2009 and May 31, 2008:

	Three Months Ended
	May 31
	2009	2008
Expenses
Consulting fees	$21,547	$43,628
Depreciation	430	517
General and administrative	37,768	45,902
Investor relations	-	109,945
Legal and audit	67,728	100,141
Management fees	88,675	161,238
Mineral property expenditures	51,374	311,773
Total Expenses	$267,522	$773,144

Consulting fees: The decrease in consulting fees spent for the three months ended May 31, 2009 compared to the three months ended May 31, 2008 was largely due to a reduction of stock based compensation from May 2008 to May 2009.

Investor relations: The 100% decline in 2009 is mostly the result of the June 2008 termination of the Company’s Investor Relations contract with Michael Baybak.

Legal and audit: This decrease was due to a concerted effort to reduce costs by replacing the accounting and related services with a new service provider.

Management fees: The major reason for the decrease for the three months ended May 31, 2009 compared to the three months ended May 31, 2008 was the departure of our former CFO and a director of the Company.

Mineral property expenditures: The decrease for the three months ended May 31, 2009 compared to the three months ended May 31, 2008 was due to a general reduction in activities to preserve cash.

Anticipated Cash Requirements

We estimate that our total expenditures over the 12 months to end May 31, 2010 will be approximately $1,420,000:

Consulting fees	$40,000
General and administrative	100,000
Investor relations	16,000
Legal and audit	120,000
Management fees	324,000
Mineral property exploration costs	820,000
Total	$1,420,000

At May 31, 2009, we had cash resources of $534,165 and accounts payable and accrued liabilities of $54,413 and due to related party of $26,824 for reimbursement of expenses. We would have $452,928 available after paying off the liabilities. We believe that we will require additional funds to implement our growth strategy in exploration operations over the next 12 months ending May 31, 2010. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. If we need and are unable to obtain additional financing, we could be forced to scale down or cease operations and investors could lose their entire investment in our common stock. We may continue to be unprofitable.

The recent weakening of economic conditions in the U.S. and around the world could have harmful effects on our ability to raise money to fund our planned operations. If this happens, we would likely go out of business and our investors will lose their entire investment in our company.

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from March 23, 2005 (Inception) to May 31, 2009 was $14,616,346. We had cash and cash equivalents in the amount of $534,165 as of May 31, 2009, which is not expected to meet our planned cash requirements for the ensuing year. We have no income from operations. We have reduced our budget and estimate our average monthly operating expenses to be approximately $100,000 each month. We cannot provide assurances that we will be able to successfully explore the current property and project and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company. Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern as described in the auditors’ report by our auditors with respect to the consolidated financial statements for the year ended February 28, 2009. Our audited financial statements for the year ended February 28, 2009 don’t include adjustments for this uncertainty. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” which changes how business acquisitions are accounted. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent considerations); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition- related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring for fiscal years beginning after December 15, 2008. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCI) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The provisions of the standard are to be applied to all NCI’s prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

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

FSP 142-3

In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. FSP 142-3 did not have a material impact on the Company’s consolidated financial statements.

APB 14-1

In May 2008, FASB issued FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The implementation of APB 14-1 did not have a material impact on the Company’s consolidated financial statements.

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

Capitalized amounts (including capitalized development costs) are also written down if future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the property’s total carrying value. Management of our company reviews the carrying value of each mineral property periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Reductions in the carrying value of a property would be recorded to the extent that the total carrying value of the mineral property exceeds its estimated fair value. Due to the uncertainty of the recoverability of the carrying values of the Pinetree-Reno Creek and Arizona properties, management has recorded a write down of $8,384,554 in the mineral property interests for the year ended February 28, 2009. As of May 31, 2009, the carrying values of these properties were $2 (February 28, 2009 - $2).

Asset Retirement Obligations

In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (''SFAS 143''), the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Our company will record an asset retirement obligation to reflect its legal obligations related to future abandonment of its mineral interests using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, our company will reassess the obligation to determine whether a change in any estimated obligation is necessary. Our company will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed; our company will accordingly update its assessment. As of May 31, 2009, our company had not undertaken major drilling activity on its properties and had not incurred significant reclamation obligations. As such, no asset retirement obligation accrual was made in the three-months period ended May 31, 2009 and May 31, 2008 consolidated financial statements.

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

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations that provide financing, liquidity, market risk or credit risk support to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate our internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principals.

Based on its evaluation, our management, with the participation of our principal executive and principal financial officer, concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective.

More specifically, management has identified the following material weaknesses:

  we do not have accounting personnel and management who has sufficient knowledge in dealing with complex accounting issues we do not have accounting personnel and management who has sufficient technical accounting knowledge relating to accounting for options granted to directors and officers and consultants we do not have accounting personnel and management who has sufficient technical knowledge in the preparation of financial statements there is no whistleblower policy
  the Board does not exercise oversight over financial reporting the small number of staff does not permit segregation of duties there are no established purchasing authorities
  there is no independent check on stock-based compensation calculations shares outstanding not reconciled to transfer agent on regular basis tax returns are not filed timely.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this quarterly report on Form 10-Q.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Because of the speculative nature of the exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of additional ~~any~~ quantities of uranium on the Pinetree-Reno Creek Property,or any quantities of uranium on the Arizona Properties or any other additional properties we may acquire.

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

Uranium prices have been highly volatile, and are affected by numerous international economic and political factors over which we have no control. The spot price of uranium on July 7, 2009 was $52 per pound. Uranium is primarily used for power generation in nuclear power plants, and the number of customers is somewhat limited in comparison to other global commodities. The price of uranium is affected by numerous factors beyond our control, including the demand for nuclear power, increased supplies from both existing and new uranium mines, sales of uranium from existing government stockpiles, and political and economic conditions.

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

We have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from March 23, 2005 (Inception) to May 31, 2009 was $14,616,346. We had cash and cash equivalents in the amount of $534,165 as of May 31, 2009, which is not expected to meet our planned cash requirements for the ensuing year. We have no income from operations. We have reduced our budget and estimate our average monthly operating expenses to be approximately $100,000 each month. We cannot provide assurances that we will be able to successfully explore the current property and project and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company. Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern as described in the auditors’ report by our auditors with respect to the consolidated financial statements for the year ended February 28, 2009. Our audited financial statements for the year ended February 28, 2009 don’t include adjustments for this uncertainty. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Articles of Incorporation (attached as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006)
3.2	By-laws (attached as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006)
3.3	Certificate of Change filed with the Nevada Secretary of State on March 27, 2007 to be effective on April 10, 2007 (attached as an exhibit to the current report on Form 8-K filed on April 12, 2007)
3.4	Certificate of Change filed with the Nevada Secretary of State on March 27, 2007 to be effective on October 7, 2008 (attached as an exhibit to the current report on Form 8-K filed on October 21, 2008)
3.5	Amended By-laws (attached as an exhibit to our current report on Form 8-K filed on April 15, 2009)
4.1	Specimen Stock Certificate (attached as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006)
9.1	Voting Trust Agreement dated January 6, 2009 with Odysseus III LLC (attached as an exhibit to our current report on Form 8-K/A filed on January 12, 2009)

Exhibit Number	Description
10.1	Mining Claim (attached as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006)
10.2	Affiliate Stock Purchase Agreement dated April 19, 2007 between Mir Huculack and Robert A. Rich (attached as an exhibit to the current report on Form 8-K filed on April 23, 2007)
10.3	Letter of Intent dated May 12, 2007 with Strathmore Resources (US) Ltd. (attached as an exhibit to the current report on Form 8-K filed on May 18, 2007)
10.4	Investor Relations Agreement dated June 15, 2007 with Carson Seabolt (attached as an exhibit to the current report on Form 8-K filed on July 5, 2007)
10.5	Stock Option and Subscription Agreement dated July 20, 2007 with Carson Seabolt (attached as an exhibit to the current report on Form 8-K filed on July 5, 2007)
10.6	Option and Joint Venture Agreement dated August 20, 2007 with Strathmore Resources (US) Ltd. (attached as an exhibit to the current report on Form 8-K filed on September 5, 2007)
10.7	Virtual Office agreement with Your Office USA dated August 29, 2007 (attached as an exhibit to our current report on Form 10-K filed on June 15, 2009)
10.8	Form of Subscription Agreement for Offshore subscribers (attached as an exhibit to the current report on Form 8-K filed on September 5, 2007)
10.9	Form of Subscription Agreement for U.S. subscribers (attached as an exhibit to the current report on Form 8-K filed on September 5, 2007)
10.10	Form of Warrant certificate for Offshore subscribers (attached as an exhibit to the current report on Form 8-K filed on September 5, 2007)
10.11	Form of Warrant certificate for Canadian subscribers (attached as an exhibit to the current report on Form 8-K filed on September 5, 2007)
10.12	Form of Warrant for U.S. subscribers (attached as an exhibit to the current report filed on Form 8-K on September 5, 2007)
10.13	2007 Stock Option Plan (attached as an exhibit to the current report on Form 8-K filed on September 24, 2007.
10.14	Stock Option Agreement with Robert Rich dated effective January 15, 2008, attached as an exhibit to the current report on Form 8-K on January 23 2008.
10.15	Stock Option Agreement with Donald Cooper dated effective February 14, 2008, attached as an exhibit to the current report on Form 8-K on February 20, 2008.
10.16	Limited Liability Company Operating Agreement of AUC, LLC dated effective January 3, 2008, (attached as an exhibit to the current report on Form 8-K on March 18, 2008)
10.17	Stock Option Agreement between the Company and Raymond Foucault dated March 14, 2008 (attached as an exhibit to the current report on Form 8-K on April 7, 2008)
10.18	Lease and Option Agreement dated September 18, 2008 with Nu Star Exploration LLC (attached as an exhibit to the current report on Form 8-K filed on September 22, 2008)
10.19	Stock Option Agreement dated effective August 1, 2007 between the Company and Michael Baybak (attached as an exhibit to our current report on Form 8-K filed on August 8, 2008)
10.20	Form of private placement subscription agreement (attached as an exhibit to our current reports on Form 8-K filed on December 30, 2008 and Form 8-K/A filed on January 12, 2009)
10.21	Rich Associates, Inc. Employment agreement dated January 1, 2009 (attached as an exhibit to our annual report on Form 10-K/A filed on April 1, 2009)
14.1	Code of Business Conduct, Ethics and Compliance (attached as an exhibit to our current report on Form 8-K filed on May 27, 2009)
16.1	Letter from Telford Sadovnick PLLC dated January 14, 2008 (attached as an exhibit to our current report on Form 8-K filed on January 14, 2008)
16.2	Letter from Davidson & Company LLP dated October 17, 2008 (attached as an exhibit to our current report on Form 8-K/A filed on October 23, 2008)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

Exhibit Number	Description
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act Of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN URANIUM CORPORATION

/s/ Robert A. Rich
Robert A. Rich
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: July 14, 2009