Form 10-Q
period 2009-08-31
AMERICAN URANIUM CORP
filed 2009-10-15
CIK 1366899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[   ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission File Number: 000-52824

(Exact name of registrant as specified in its charter)

Nevada	80-0423251
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

600 17th Street, Suite 2800 South, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

(303) 634-2265
(Registrant’s telephone number, including area code)

Not Applicable
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate
Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of
Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files). Yes [   ]    No [   ]

ii

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 2,007,946 shares of common stock are issued and outstanding as of October 13, 2009.

iii

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Expressed in United States Dollars)

(Unaudited)

AUGUST 31, 2009

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
BALANCE SHEETS
(Expressed in US dollars)

	August 31, 2009	February 28, 2009
	(Unaudited)

ASSETS

Current
Cash	$183,894	$891,886
Prepaid expenses	33,049	13,237
Exploration advances (Note 4)	308,034	236,886
	524,977	1,142,009

Equipment (Note 3)	6,665	7,499

Mineral Property interests (Note 4)	2	2

Total assets	$531,644	$1,149,510

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities	$55,328	$91,271
Due to related party (Note 6)	40,000	36,093
	95,328	127,364

Stockholders’ Equity

Common stock, 108,695,652 shares authorized with a
par value of $0.00001 (issued: August 31, 2009 –
2,007,946; February 28, 2009 – 2,007,946)	20	20
Additional paid-in capital	15,428,467	15,370,950
Deficit accumulated during exploration stage	(14,992,171)	(14,348,824)
Total stockholders’ equity	436,316	1,022,146

Total liabilities and stockholders’ equity	$531,644	$1,149,510

Nature of Operations and Ability to Continue as a going concern (Note 1)

The accompanying notes are an integral part of these financial statements.

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
(Expressed in United States dollars)

	Three Months Ended		Six Months Ended		Inception (March 23,
					2005)

	August 31		August 31		to August 31, 2009

	2009	2008	2009	2008
Expenses
Consulting fees (Note 5)	$14,156	$456,350	$35,703	$499,978	$631,364
Depreciation	404	487	834	1,004	4,327
Financing costs	-	-	-	-	761,565
General and administrative (Note 6)	23,034	123,044	60,802	168,946	352,014
Impairment of mineral interest	-	-	-	-	8,384,554
Investor relations	-	11,969	-	121,914	298,157
Legal and accounting	66,351	40,433	134,078	140,574	675,507
Management fees (Notes 5 and 6)	68,676	160,713	157,351	321,951	1,331,244
Mineral property expenditures (Note 4)	203,205	623,809	254,579	935,583	2,689,162
	(375,826)	(1,416,805)	(643,347)	(2,189,950)	(15,127,894)
Loss before other item
Interest income	-	6,023	-	24,989	135,723

Net Loss	$(375,826)	$(1,410,782)	$(643,347)	$(2,164,961)	(14,992,171)

Basic and diluted loss per share	$(0.19)	$(1.40)	$(0.32)	$(2.16)

Weighted average number of shares
outstanding	2,007,946	1,004,513	2,007,946	1,004,513

The accompanying notes are an integral part of these financial statements.

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in United States dollars)

					Inception
					(March 23,
					2005) to August
		Six Months Ended August 31			31, 2009

		2009		2008
CASH FLOWS FROM OPERATING ACTIVTIES
Net loss		$(643,347)		$(2,164,961)	$(14,992,171)
Items not affecting cash:
Depreciation		834		1,004	4,327
Donated rent and services		-		-	21,750
Stock-based compensation		57,517		662,035	1,250,821
Write off of mining interests		-		-	8,384,554
Changes in assets and liabilities:
Prepaid expenses		(19,812)		(22,883)	(33,049)
Exploration advances		(71,148)		275,000	(308,034)
Accounts payable and accrued liabilities		(35,943)		(83,633)	55,328
Due to related party		3,907		32,440	40,000

Net cash used in operating activities		(707,992)		(1,300,998)	(5,576,474)

CASH FLOWS FROM FINANCING ACTIVTIES
Proceeds from issuance of common stock		-		-	6,499,360
Share issuance costs		-		-	(283,444)

Net cash provided by financing activities		-		-	6,215,916

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of mineral rights		-		(924,988)	(444,556)
Purchase of equipment		-		-	(10,992)

Net cash used in investing activities		-		(924,988)	(455,548)

Increase (decrease) in cash during the period		(707,992)		(2,225,986)	183,894

Cash, beginning of period		891,886		4,104,596	-

Cash, end of period		$183,894		$1,878,610	$183,894

Cash paid for interest during the period	$	Nil	$	Nil
Cash paid for income taxes during the period	$	Nil	$	Nil

The accompanying notes are an integral part of these financial statements.

AMERICAN URANIUM CORPORATION
(An exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from March 23, 2005 (Date of Inception) to August 31, 2009
(Unaudited)
(Expressed in US dollars)

				Deficit
	Number of		Additional	Accumulated	Total
	common	Par	Paid-in	During the	Stockholders’
	shares	Value	Capital	Exploration stage	Equity
Balance, March 23, 2005
(date of inception)	-	$-	$-	$-	$-
Shares issued:
Initial capitalization	5,434,933	54	(4)	-	50
Donated services	-	-	8,250	-	8,250
Net loss for the period	-	-	-	(23,321)	(23,321)

Balance, February 29, 2006	5,434,933	54	8,246	(23,321)	(15,021)
Shares issued:
Private placements	575,815	6	52,924	-	52,930
Donated services	-	-	9,000	-	9,000
Net loss for the year	-	-	-	(36,464)	(36,464)

Balance, February 28, 2007	6,010,748	60	70,170	(59,785)	10,445
Shares issued:
Private placements	183,953	2	6,346,368	-	6,346,370
Acquisition of mineral rights	130,435	1	7,859,999	-	7,860,000
Shares returned to treasury	(5,326,087)	(53)	53	-	-
Share issue costs	-	-	(283,444)	-	(283,444)
Finders’ fees	5,615	-	-	-	-
Donated services	-	-	4,500	-	4,500
Stock-based compensation	-	-	450,998	-	450,998
Net loss for the year	-	-	-	(2,896,173)	(2,896,173)

Balance, February 29, 2008	1,004,664	10	14,426,442	(2,955,958)	11,492,696
Shares issued:
Private placements	1,000,000	10	100,000	-	100,010
Mineral rights	3,282	-	80,000	-	80,000
Stock-based compensation	-	-	742,306	-	742,306
Net loss for the year	-	-	-	(11,392,866)	(11,392,866)

Balance, February 28, 2009	2,007,946	20	15,370,950	(14,348,824)	1,022,146
Shares issued:
Stock-based compensation	-	-	57,517	-	57,517
Net loss for the period	-	-	-	(643,347)	(643,347)

Balance, August 31, 2009	2,007,946	$20	$15,428,467	$(14,992,171)	$436,316

On October 17, 2008, the Company effected a 46:1 forward stock split of the authorized, issued and outstanding common stock (Note 5). All share and per share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these financial statements.

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009 (Expressed in US dollars)
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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has accumulated losses of $14,992,171 since inception and is unlikely to generate sufficient earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to achieve its operating objectives, confirmation of the Company’s interests in the underlying properties and the attainment of profitable operations. Management cannot provide assurances that such plans will occur. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The interim period financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America. The preparation of financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements, and in the opinion of management these financial statements contain all adjustments necessary (consisting of normally recurring adjustments) to present fairly the financial information contained therein. Certain information and footnote disclosure normally included in the financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted. These interim period statements should be read together with the most recent audited financial statements and the accompanying notes for the year ended February 28, 2009. The results of operations for the three-month period ended August 31, 2009 are not necessarily indicative of the results to be expected for the year ending February 28, 2010.

During the quarter ended May 31, 2009, the Company dissolved its wholly-owned inactive subsidiary, American Uranium Corporation, which was incorporated in Delaware.

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009 (Expressed in US dollars)
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES

Recent accounting pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have an impact on the Company’s balance sheets or statements of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning November 15, 2007, and early application is allowed under certain circumstances. The adoption of SFAS 159 did not have an impact on the Company’s balance sheets or statements of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” which changes how business acquisitions are accounted. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent considerations); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition- related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring for fiscal years beginning on after December 15, 2008. The adoption of this statement did not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCI) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The provisions of the standard are to be applied to all NCI’s prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The adoption of this statement did not have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement did not have a material effect on the Company’s financial statements.

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009 (Expressed in US dollars)
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of FASB 162 is not expected to have a material impact on the Company's financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and is applied prospectively. The Company has evaluated subsequent events through October 13, 2009 which represents the date on which the financial statements were issued.

In June 2009, the FASB issued SFAS No.168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non- authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the effect on its financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.

FSP 142-3

In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142- 3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. FSP 142-3 did not have a material impact on the Company’s financial statements.

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009 (Expressed in US dollars)
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

APB 14-1

In May 2008, FASB issued FASB Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The implementation of APB 14-1 did not have a material impact on the Company’s financial statements.

3.	EQUIPMENT

	August 31, 2009			February 28, 2009
		Accumulated	Net Book		Accumulated	Net Book
	Cost	Depreciation	Value	Cost	Depreciation	Value
Office equipment	$3,153	$1,274	$1,879	$3,153	$957	$2,196
Computer equipment	7,839	3,053	4,786	7,839	2,536	5,303
	$10,992	$4,327	$6,665	$10,992	$3,493	$7,499

4.	MINERAL PROPERTY INTERESTS

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

The Company will have earned a 22.5% interest once $12,375,000 of the required expenditures has been incurred. The remaining 37.5% interest will be earned upon incurring the balance of $20,625,000 in required expenditures. Strathmore is the operator of the property until the Company has earned a 60% interest. As at August 31, 2009, the Company has advanced to Strathmore, as operator, $308,034 (February 28, 2009 - $236,886) in respect of future exploration on the property.

Subsequent to the agreement with Strathmore, a director of Strathmore became a director of the Company. In January 2008, that director resigned as a director of the Company.

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009 (Expressed in US dollars)
(Unaudited)

4.	MINERAL PROPERTY INTERESTS (continued)

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

In consideration of any renewal terms entered into by the Company, the Company agrees to make additional cash payments or issue common shares to Nu Star as follows:

Renewal Term	Cash	Value of Shares

September 18, 2009 through
September 17, 2010 (1st Renewal Term)	$100,000	$100,000

September 18, 2010 through
September 17, 2011 (2nd Renewal Term)	$125,500	$125,500

September 18, 2011 through
September 17, 2012 (3rd Renewal Term)	$150,500	$150,500

	An amount equivalent to	An amount equivalent to
September 18, 2012 through September 17, 2013 (4th	previous Lease Renewal Term	previous Lease Renewal Term
Renewal Term) and all Subsequent Renewal Terms	plus $25,000	plus $25,000

The Company paid the Bureau of Land Management $62,860 for renewal fees due for the Arizona Properties.

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

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009 (Expressed in US dollars)
(Unaudited)

4.	MINERAL PROPERTY INTERESTS (continued)

c)	Mineral property interests are summarized as follows:

	August 31,	February 28,
	2009	2009

Pinetree/Reno Creek
Balance, beginning of year	$1	$8,160,000
Payment to optionor	-	-
Issuance of common shares	-	-
	1	8,160,000
Write down of mineral right	-	8,159,999
	1	1

Arizona Properties
Balance, beginning of year	1	-
Payment to optionor	-	144,556
Issuance of common shares	-	80,000
	1	224,556
Write down of mineral right	-	224,555
	1	1
Total	$2	$2

Based on the upcoming cash requirement on the Pinetree/Reno Creek and Arizona properties, the Company currently does not have sufficient cash on hand to continue the exploration program on the properties without additional financing. Given the current capital market condition, the Company is uncertain that it would be able to raise the money that it requires on acceptable terms. Due to the uncertainty of the Company's ability to continue with the exploration program with the current cash position, the Company consequently has written down the carrying value of each property to a nominal value, being $1 and recorded $8,384,554 as impairment in mineral interest properties for the year ended February 28, 2009. As of August 31, 2009, the carrying value of these properties was $2 (February 28, 2009 - $2).

d)

During the quarter ended August 31, 2009, the Company entered into three-way agreements whereby it consents Strathmore to sell its interests and ownership in the AUC LLC to NCA Nuclear Inc. (“NCA”), a wholly owned subsidiary of Bayswater Uranium Corporation (“Bayswater”). Upon the completion of the sale by Strathmore, the Company has no further obligations to pay mineral expenditures on the Pinetree-Reno Creek uranium properties to Strathmore as stated in Note 4(a) above.

Any agreement between the parties is subject to completion of a closing of the transaction and the satisfactory completion of a due diligence review by Bayswater. There is no assurance that the parties will close the proposed transaction as planned or at all.

Pursuant to an agreement between the Company and NCA, upon completion of the sale of Strathmore interests in AUC LLC to NCA, the Company will sell its drill data and permits for the mineral property interest at Reno Creek to NCA. The Company acquired the data for $950,000 in October 2007 from Power Resources Inc. The purchase price for the sale of drill data and permits is at $2,000,000, of which $1,000,000 will be paid in cash and the remaining $1,000,000 will be paid through the issuance of the common shares of Bayswater. The transaction is subject to regulatory and shareholders’ approvals.

The Company also entered into a consulting agreement with Bayswater whereby it agrees to provide consulting services stipulated on the agreement. As a consideration, the Company will receive $30,000 monthly fees for such services.

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009 (Expressed in US dollars)
(Unaudited)

4.	MINERAL PROPERTY INTERESTS (continued)

e)	Mineral property expenditures are summarized as follows:

	Three	Three	Six	Six	Inception
	months	months	months	months	(March 23,
	ended	ended	ended	ended	2005) to
	August	August	August	August	August 31,
	31, 2009	31, 2008	31, 2009	31, 2008	2009

Pinetree/Reno Creek
Property acquisition	$-	$107,035	$-	$143,048	$223,287
Camp and field supplies	97,557	13,153	104,943	19,988	304,512
Drilling	-	875	-	1,100	1,233
Environmental & permitting	17,958	499,381	43,804	653,546	494,668
Geological and geophysical (1)	24,728	2,016	42,870	110,806	1,509,860
Travel and accommodation	102	1,349	102	7,095	26,492
	140,345	623,809	191,719	935,583	2,560,052

Arizona Properties
Environmental & permitting	62,860	-	62,860	-	120,360

Other	-	-	-	-	8,750
	$203,205	$623,809	$254,579	$935,583	$2,689,162

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

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009 (Expressed in US dollars)
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

In December 2008, the Company completed a non-brokered private placement for the issuance of 1,000,000 common shares at $0.10 per share and received $10 when the subscription was signed. The total proceeds of on this transaction were $100,010.

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009 (Expressed in US dollars)
(Unaudited)

5.	COMMON STOCK (continued) Share Purchase Warrants

Share purchase warrant transactions are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Warrants	Price
Balance at February 28, 2008 and 2009	91,976	$57.50
Expired	(91,976)	(57.50)
Balance, August 31, 2009	-	$-

As at August 31, 2009, the Company has no share purchase warrants outstanding.

Stock Options

The Company adopted a Stock Option Plan dated September 15, 2007 under which the Company is authorized to grant stock options to acquire up to a total of 108,696 shares of common stock. At August 31, 2009, the Company had 72,826 shares of common stock available to be issued under the Plan (February 28, 2009 -72,826).

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

Stock option transactions restated to reflect the 46:1 share consolidation and are summarized as follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Balance at February 29, 2008	32,065	$49.78
Granted	22,826	$52.57
Forfeited	(17,391)	$55.20
Balance at February 28, 2009 and August 31,
2009	35,870	$48.93

The weighted average fair value per stock option granted during the period ended August 31, 2009 was $Nil (August 31, 2008 - $0.55) .

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009 (Expressed in US dollars)
(Unaudited)

5.	COMMON STOCK (continued)

Stock Options (continued)

At August 31, 2009, the following stock options were outstanding and exercisable:

Number of	Exercise	Aggregate		Number of	Aggregate
Options	Price	Intrinsic		Options	Intrinsic
Outstanding		Value	Expiry Date	Exercisable	Value

6,522	$46.00	$-	January 15, 2013	3,261	$-
6,522	$39.10	$-	February 14, 2013	3,261	$-
5,435	$36.80	$-	March 14, 2012	2,173	$-
17,391	$57.50	$-	August 1, 2012	17,391	$-
35,870		$-		26,086	$-

The aggregate intrinsic value in the preceding table represents the total intrinsic value, based on the Company’s closing stock price of $0.12 per share as of August 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of August 31, 2009 was $Nil. As of August 31, 2009, 26,086 (February 28, 2009 – 24,456) outstanding options were vested and exercisable and the weighted average exercise price was $48.93 (February 28, 2009 - $48.93) . The total intrinsic value of options exercised during the period ended August 31, 2009 was $Nil (February 28, 2009 - $Nil).

The following table summarizes information regarding the non-vested stock purchase options outstanding as of August 31, 2009.

		Weighted
		Average
		Grant-Date
	Number of Options	Fair Value

Non-vested options at February 29, 2008	22,826	$43.24
Granted	22,826	$25.30
Vested	(21,196)	$27.91
Cancelled/forfeited	(13,042)	$40.94

Non-vested options at February 28, 2009	11,414	$38.74
Granted	-	$-
Vested	(1,630)	$39.10
Cancelled/forfeited	-	$-

Non-vested options at August 31, 2009	9,784	$39.45

At August 31, 2009, there was unamortized compensation expense of $92,612 relating to the outstanding unvested options. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.13 years.

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009 (Expressed in US dollars)
(Unaudited)

5.	COMMON STOCK (continued) Stock-based compensation

The fair value of stock options granted during the period ended August 31, 2009 was $Nil (2008 - $132,671). The fair value of stock options granted is being recognized over the options’ vesting periods as stock-based compensation which has been recorded in the statements of operations as follows with a corresponding credit to additional paid-in capital:

	Six	Six	Inception
	Months	Months	(March 23,
	Ended	Ended	2005) to
	August 31,	August 31,	August 31,
	2009	2008	2009
Expenses
Consulting fees	$166	$472,960	$477,478
Management fees	57,351	189,075	773,343
	$57,517	$662,035	$1,250,821

The following weighted-average assumptions were used for the Black-Scholes valuation of stock options granted:

Year Ended
February 28
2009

Risk-free interest rate	1.61% - 4.59%
Expected life of options (years)	4 - 5
Annualized volatility	215% - 240%
Dividend rate	0%

6.	RELATED PARTY TRANSACTIONS

During the three months and six months ended August 31, 2009, the Company paid $60,000 and $120,000 in management fees to an officer respectively (2008 - $60,000 and $120,000).

As at August 31, 2009, the Company owed the same officer of the Company $40,000 (February 28, 2009 - $36,093).

These transactions were in the normal course of operations and were measured at the exchange amount which represented the amount of consideration established and agreed by the related parties.

AMERICAN URANIUM CORPORATION
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009 (Expressed in US dollars)
(Unaudited)

7.	COMMITMENTS

Effective January 1, 2009, the Company entered into a management service contract with a company controlled by an officer of the Company. The Company agreed to pay $20,000 per month for a period of 24 months. In addition, the following bonus must be paid in cash or in shares within 30 days following the Company’s achievement of the following milestones:

Milestone	Occurrence	Bonus Amount
1	Company contributes $12,500,000 to Pine Tree-Reno Creek project and earns 22.5% interest	$120,000
2	Company completes its obligation under the Joint Venture Agreement with Strathmore Minerals and earns 60% of the Pine Tree-Reno Creek project	$120,000
3	Pine Tree-Reno Creek properties are put into profitable production by the Joint Venture or by a succeeding entity in which Company has an interest comparable to its interest in the Strathmore Joint Venture	$240,000
4	Company’s U3O8 NI43-101 resource interest exceed a total of 20,000,000 lbs	$60,000
5	Company’s U3O8 NI 43-101 resource interest exceed a total of 30,000,000 lbs	$100,000

As of August 31, 2009, the Company had not achieved the milestones noted above.

8.	CONTINGENCIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Item 1A. Risk Factors” beginning on page 13 and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this report, the terms “we”, “us”, “our”, and “American Uranium” mean American Uranium Corporation, unless the context clearly requires otherwise.

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

Financial Condition

Our financial condition for as of August 31, 2009 and the fiscal year ended February 28, 2009 and the changes between those periods for the respective items are summarized below.

We have suffered recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Working Capital

	August 31, 2009	February 28, 2009
Current Assets	$524,977	$1,142,009
Current Liabilities	95,328	127,364

	August 31, 2009	February 28, 2009
Working Capital	$429,649	$1,014,645

In order to finance our operations, we have recently agreed to sell our Reno Creek data package and our Wyoming DEQ Deep Injection Well Permit, which are respectively valued at $975,000 and $25,000, their costs of acquisition. We have also entered into a Consulting Agreement with Bayswater Uranium Corporation, which began July 15, 2009 and will continue at least until October 15, 2009. According to the Consulting Agreement, we will receive consulting fees of $30,000 per month for the duration of the agreement.

In order to finance our operations, we also intend to sell shares of our equity securities. The recent weakening of economic conditions in the U.S. and around the world have made it difficult for us to raise money to fund our planned operations. If we are unable to raise the funds we need for at least the maintenance of our Nu Star interests or we are unable to fund the acquisition of a new interest, we will likely go out of business. If we go out of business, our investors will likely lose their entire investment in our company.

We do not expect that the difficult economic conditions are likely to improve significantly in the near future. Further deterioration of the economy, and even consumer fear that the economy will deteriorate further could intensify the adverse effects of these difficult market conditions.

As of August 31, 2009 our working capital decreased from the February 28, 2009 year-end by 584,996 or 57% due to the continued expenditure of funds without raising new capital. We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders.

Cash Flows

	Six Months Ended
	August 31
	2009	2008
Cash flows used in operating activities	$(707,992)	$(1,300,998)
Cash provided by (used in) financing activities	-	-
Cash used in investing activities	-	(924,988)
Decrease in cash and cash equivalents, during
the period	$(707,992)	$(2,225,986)

Cash Used in Operating Activities

Our cash used in operating activities for the six months ended August 31, 2009 compared to our cash used in operating activities for the six months ended August 31, 2008 decreased by $593,006 or 46% largely due to the decrease in our mineral expenditures as well as in the decrease in our general and administrative matters.

Cash Provided by Financing Activities

There was no change in our cash provided by or used in financing activities for the six months ended August 31, 2009 compared to our cash provided by or used in financing activities for the three and six months ended August 31, 2008.

Cash Used in Investing Activities

Our cash used in investing activities for the six months ended August 31, 2009 compared to our cash used in operating activities for the six months ended August 31, 2008 decreased by 100% largely as there was no acquisition of mineral rights during the period.

Results of Operation

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended February 28, 2009 and our unaudited financial statements for the three and six months ended August 31, 2009.

Revenues

We have had no operating revenues since our inception on March 23, 2005 through to the period ended August 31, 2009. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

In the tables below show our expenses for the three and six month periods ended August 31, 2009 and 2008:

	Three Months Ended		Six Months Ended
	August 31		August 31
	2009	2008	2009	2008
Consulting fees	$14,156	$456,350	$35,703	$499,978
Depreciation	404	487	834	1,004
General and administrative	23,034	123,044	60,802	168,946
Investor relations	-	11,969	-	121,914
Legal and accounting	66,351	40,433	134,078	140,574
Management fees	68,676	160,713	157,351	321,951
Mineral property expenditures	203,205	623,809	254,579	935,583
Total Expenses	375,826	1,416,805	643,347	2,189,950

Consulting Fees

The decrease in consulting fees spent for the three and six months ended August 31, 2009 compared to the three and six months ended August 31, 2008 was largely due to the reduction of stock based compensation expense for the period and the consulting fees received from Bayswater Uranium Corporation for the development of the Pinecreek/Reno properties. During the quarter ended in prior year, the Company granted 800,000 stock options to a consultant and the Company recorded approximately $436,000 in stock based compensation expense.

General and Administrative

The decrease in general and administrative fees for the three and six months ended August 31, 2009 compared to the three and six months ended August 31, 2008 was largely due to decrease in traveling and promotional expenses, filing costs as well as investor relations expenditures.

Investor Relations

The decrease in investor relations fees spent for the three months ended August 31, 2009 compared to the three months ended August 31, 2008 was largely due to the cessation of investor relations activities during the quarter ending August 31, 2008.

The decrease in investor relations fees spent for the six months ended August 31, 2009 compared to the six months ended August 31, 2008 was largely due to the cessation of investor relations activities during the quarter ending August 31, 2008.

Legal and Accounting

The increase in legal and accounting fees spent for the three months ended August 31, 2009 compared to the three months ended August 31, 2008 was largely due to additional work related to the Bayswater Uranium transactions in this quarter.

For the six months ended August 31, 2009 compared to the six months ended August 31, 2008, the expenditures in this area were slightly decreased.

Management Fees

Management fees represent fees paid to services paid to officers and directors, and the fair values of stock options granted to these individuals. Decrease in management fees were primarily due to the offset provided by the consulting fees we earned and the amortization of stock based compensation expenses.

During the quarter ended August 31, 2009, we entered into a consulting agreement whereby we will provide consulting services, through our President and a consultant of the Company, to a non-related company, Bayswater Uranium Corporation. The fee received was used to offset our expenditures paid to our President.

Mineral Property Expenditures:

The decrease in mineral property expenses spent for the three and six months ended August 31, 2009 compared to the three months ended August 31, 2008 was largely due to the slowdown of work at the Pinetree-Reno Creek Joint Venture with Strathmore Minerals.

Anticipated Cash Requirements

We estimate that our total expenditures over the 12 months to August 31, 2010 will be approximately $1,100,000:

Consulting fees	$100,000
General and administrative	100,000
Investor relations	20,000
Legal and audit	140,000
Management fees	240,000
Mineral property exploration costs	500,000
Total	$1,100,000

At August 31, 2009, we had cash resources of $183,894, accounts payable and accrued liabilities of $55,328 and $40,000 due to a related party for reimbursement of expenses. We would have $128,566 available after paying off the liabilities. We believe that we will require additional funds to implement our growth strategy in exploration operations over the next 12 months ending August 31, 2010. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. If we need and are unable to obtain additional financing, we could be forced to scale down or cease operations and investors could lose their entire investment in our common stock. We may continue to be unprofitable.

The recent weakening of economic conditions in the U.S. and around the world could have harmful effects on our ability to raise money to fund our planned operations. If this happens, we would likely go out of business and our investors will lose their entire investment in our company.

We have entered into a consulting contract with Bayswater Uranium Corporation whereby we will provide, through the expertise of our President and a consultant of our Company, to Bayswater for development of Pinetree/Reno Creek properties. The agreement can be terminated at any time. In return, we will receive a monthly fee of $30,000 for the services provided by our President and consultant. The fees received has been offset some of our compensation costs incurred on these two individuals.

Since our inception and we will continue to incur operating expenses without significant revenues until we are in commercial deployment. Our net loss from March 23, 2005 (Inception) to August 31, 2009 was $14,992,171. We had cash and cash equivalents in the amount of $183,894 as of August 31, 2009, which is not expected to meet our planned cash requirements for the ensuing year. Other than consulting work, we have no income from operations.

We have reduced our budget and estimate our average monthly operating expenses (including modest expenditures on the Nu Star exploration project) to be approximately $91,000 each month. We cannot provide assurances that we will be able to successfully explore the current property and project and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company. Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern as described in the auditors’ report by our auditors with respect to the consolidated financial statements for the year ended February 28, 2009. Our audited financial statements for the year ended February 28, 2009 don’t include adjustments for this uncertainty. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Recent accounting pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have an impact on the Company’s balance sheets or statements of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning November 15, 2007, and early application is allowed under certain circumstances. The adoption of SFAS 159 did not have an impact on the Company’s balance sheets or statements of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” which changes how business acquisitions are accounted. SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent considerations); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition- related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring for fiscal years beginning after December 15, 2008. The adoption of this statement did not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCI) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The provisions of the standard are to be applied to all NCI’s prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The adoption of this statement did not have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement did not have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts. The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with

GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of FASB 162 is not expected to have a material impact on the Company's financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and is applied prospectively. The Company has evaluated subsequent events through October 13, 2009 which represents the date on which the financial statements were issued.

In June 2009, the FASB issued SFAS No.168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the effect on its financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.

FSP 142-3

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. FSP 142-3 did not have a material impact on the Company’s financial statements.

APB 14-1

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The implementation of APB 14-1 did not have a material impact on the Company’s financial statements.

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

Capitalized amounts (including capitalized development costs) are also written down if future cash flows, including potential sales proceeds, related to the mineral property are estimated to be less than the property’s total carrying value. Management of our company reviews the carrying value of each mineral property periodically, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Reductions in the carrying value of a property would be recorded to the extent that the total carrying value of the mineral property exceeds its estimated fair value. Due to the uncertainty of the recoverability of the carrying values of the Pinetree-Reno Creek and Arizona properties, management has recorded a write down of $8,384,554 in the mineral property interests for the year ended February 28, 2009 and no write down was recorded during the quarter ended August 31, 2009. As of August 31, 2009, the carrying values of these properties were $2 (February 28, 2009 - $2).

Asset Retirement Obligations

In accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (''SFAS 143''), the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Our company will record an asset retirement obligation to reflect its legal obligations related to future abandonment of its mineral interests using estimated expected cash flow associated with the obligation and discounting the amount using a credit-adjusted, risk-free interest rate. At least annually, our company will reassess the obligation to determine whether a change in any estimated obligation is necessary. Our company will evaluate whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation has materially changed; our company will accordingly update its assessment. As of August 31, 2009, our company had not undertaken major drilling activity on its properties and had not incurred significant reclamation obligations. As such, no asset retirement obligation accrual was made in financial statements for the three and six month periods ended August 31, 2009 and August 31, 2008.

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

More specifically, management has identified the following material weaknesses:

  we do not have accounting personnel and management who have sufficient knowledge in dealing with complex accounting issues we do not have accounting personnel and management who have sufficient technical accounting knowledge relating to accounting for options granted to directors and officers and consultants we do not have accounting personnel and management who have sufficient technical knowledge in the preparation of financial statements there is no whistleblower policy
  the small number of staff does not permit segregation of duties there are no established purchasing authorities
  there is no independent check on stock-based compensation calculations shares outstanding not reconciled to transfer agent on regular basis

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration program that we intend to undertake on the Arizona Properties and any additional properties that we may acquire. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the Arizona Properties may not result in the discovery of uranium. Any expenditures that we may make in the exploration of any other mineral property that we may acquire may not result in the discovery of any commercially exploitable mineral resources. Problems such as unusual or unexpected geological formations and other conditions are involved in all mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our interests in the Arizona Properties. If this happens, our business will likely fail.

Because of the speculative nature of the exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of additional quantities of uranium on the Arizona Properties or any other additional properties we may acquire.

We intend to continue exploration on the Arizona Properties and we may or may not acquire additional interests in other mineral properties. The search for minerals as a business is extremely risky. We can provide investors with no assurance that exploration on the Arizona Properties or any other property that we may acquire, will establish that any commercially exploitable quantities of minerals exist.

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

Uranium prices have been highly volatile, and are affected by numerous international economic and political factors over which we have no control. The spot price of uranium on October 13, 2009 was $46.00 per pound, the same as it was on October 13, 2008. Uranium is primarily used for power generation in nuclear power plants, and the number of customers is somewhat limited in comparison to other global commodities. The price of uranium is affected by numerous factors beyond our control, including the demand for nuclear power, increased supplies from both existing and new uranium mines, sales of uranium from existing government stockpiles, and political and economic conditions.

Our long-term success is highly dependent upon the price of uranium, as the economic feasibility of any ore body discovered on its properties would in large part be determined by the prevailing market price of uranium. If a profitable market does not exist, we may have to cease operations.

Risks Associated with our Company

The recent weakening of economic conditions in the U.S. and around the world could have harmful effects on our ability to raise money to fund our planned operations, which could cause us to be unable to recommence our planned exploration program on the Arizona Properties, which is currently the only property we intend to explore. If this happens, we would likely go out of business and investors will lose their entire investment.

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

Because the Arizona Property may not contain commercially exploitable uranium and we have never made a profit from our operations, our securities are highly speculative and investors may lose all of their investment in our company.

Our securities must be considered highly speculative, generally because of the nature of our business and our early stage of operations. We currently intend to conduct an exploration program on our Arizona Properties. The Arizona Properties are in the exploration stage only. We may or may not acquire additional interests in other mineral properties. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. So, any profitability in the future from our business will be dependent upon locating and exploiting uranium on the Arizona Properties or mineral deposits on any additional properties that we may acquire. It is uncertain whether any mineral properties that we may acquire or have an interest in, including the Arizona Properties will contain commercially exploitable mineral deposits and any funds that we spend on exploration likely will be lost. We may never discover commercially exploitable uranium in the Arizona Properties or any other area, or we may do so and still not be commercially successful if we are unable to exploit those mineral deposits profitably. We may not be able to operate profitably and may have to cease operations, the price of our securities may decline and investors may lose all of their investment in our company.

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

Other than $30,000 received for consulting work done during the quarter ended August 31, 2009, we have not generated any revenues since our inception and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from March 23, 2005 (Inception) to August 31, 2009 was $14,992,171. We had cash and cash equivalents in the amount of $183,894 as of August 31, 2009, which is not expected to meet our planned cash requirements for the ensuing year. We have no income from operations. We have reduced our budget and estimate our total average monthly operating expenses to be approximately $91,000 each month. We cannot provide assurances that we will be able to successfully explore the current property and project and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company. Therefore, there is substantial doubt about our ability to continue operations in the future as a going concern as described in the auditors’ report by our auditors with respect to the consolidated financial statements for the year ended February 28, 2009. Our audited financial statements for the year ended February 28, 2009 don’t include adjustments for this uncertainty. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Our company has a limited operating history and is in the exploration stage. The success of our company is significantly dependent on the uncertain events of the discovery and exploitation of uranium on the Arizona Properties or the acquisition of a new property where we will discover and exploit uranium. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On August 21, 2009 we entered into the following agreements:

1.	a letter agreement with Strathmore Resources (US) Ltd. and NCA Nuclear Inc.;
2.	a letter agreement with Bayswater Uranium Corporation; and,
3.	a consulting agreement with Bayswater Uranium Corporation.

Letter Agreement with Strathmore Resources (US) Ltd. and NCA Nuclear Inc.

We entered into the Strathmore/NCA Nuclear letter agreement, dated effective August 20, 2009, with Strathmore Resources (US) Ltd., a wholly-owned subsidiary of Strathmore Minerals Corp. (TSX-V: STM) and NCA Nuclear Inc., a wholly-owned subsidiary of Bayswater Uranium Corporation (TSX-V: BAY).

The agreement between the parties is subject to (i) the raising of the necessary funds to pay the consideration owed by NCA Nuclear, (ii) the completion of the closing of the transaction, (iii) the negotiation and completion of an LLC Purchase Agreement between the parties and (iv) the satisfactory completion of a due diligence review by NCA Nuclear. There is no assurance that the parties will close the proposed transaction as planned or at all.

Pursuant to the Strathmore/NCA Nuclear letter agreement, with our consent and cooperation, Strathmore will:

1.

sell to NCA Nuclear, all of the outstanding membership interest in its Delaware subsidiary, AUC LLC, through a LLC Purchase Agreement, for consideration of $30,000,000 to be paid by NCA Nuclear to Strathmore.

2.

sell to NCA Nuclear all claims, leases, option agreements, licenses, permits, permit applications, equipment and other all other documents and assets held by Strathmore that relate to the property known as the Reno Creek Property;

3.	assign to NCA Nuclear all of its rights and obligations pursuant to the following agreements:

the August 20, 2007 Option and Joint Venture Agreement between our company and Strathmore; and,

the January 3, 2008 Limited Liability Company Operating Agreement of AUC LLC and any other agreements relating to AUC LLC between Strathmore and our company.

Pursuant to the Strathmore/NCA Nuclear letter agreement, with our consent and cooperation, NCA Nuclear will terminate the August 20, 2007 Option and Joint Venture Agreement, the January 3, 2008 Limited Liability Company Operating Agreement and all agreements relating to AUC LLC assigned to NCA Nuclear by Strathmore.

$250,000 of the consideration was paid by NCA Nuclear to Strathmore as a non-refundable deposit. The balance of $29,750,000 is payable at closing or as otherwise agreed to in the LLC Purchase Agreement.

NCA Nuclear will be permitted to conduct a due diligence review from between August 21, 2009 and the closing of the transaction. NCA Nuclear may in its sole discretion decide not to proceed with the transaction.

In the Strathmore/NCA Nuclear letter agreement, we have agreed to cooperate pursuant to the terms of the letter agreement in consideration of Strathmore’s agreement to suspend all of our obligations under the AUC LLC agreements pending the closing of the transaction, including any advances of capital or the transfer of data or permits that we would otherwise be obligated to provide.

Letter Agreement with Bayswater Uranium Corporation

Pursuant to the letter agreement that we executed with Bayswater Uranium Corporation, the parent company of NCA Nuclear, dated effective August 20, 2009, we agreed to do the following:

1.	consent to the assignment and termination of the agreements being assigned to NCA Nuclear as described above; and,

2.	sell to Bayswater Uranium Corporation all of our assets relating to the Reno Creek Property.

In consideration for the transaction described in the letter agreement, Bayswater has agreed to pay us $2,000,000, $1,000,000 of which may be paid in cash or the issuance shares of Bayswater’s common stock.

In the event that Bayswater pays to us all or part of the relevant $1,000,000 portion of the consideration in shares of its common stock, Bayswater will hold the right of first refusal in the event that we wish to dispose of those Bayswater shares. If this issue arises, we must notify Bayswater in writing. Then, Bayswater will have five days to respond and arrange for the repurchase of the shares on terms that are satisfactory to us, as set out in our written notice. If Bayswater does not meet the terms that satisfy us, we are permitted to dispose of the shares at our discretion.

Any agreement between the parties is subject to completion of a closing of the transaction and the satisfactory completion of a due diligence review by Bayswater. There is no assurance that the parties will close the proposed transaction as planned or at all.

Consulting Agreement with Bayswater Uranium Corporation

On August 21, 2009, and effective as of July 15, 2009, we entered into a consulting agreement with Bayswater Uranium Corporation, a British Columbia company, to assist with the sale and assignment of certain assets held by Strathmore Resources (US). Pursuant to this agreement, we will provide Bayswater with consulting services with respect to the evaluation, exploration and development of the Reno Creek Property and related assets.

Consideration for the consulting services will be $30,000 per month plus reimbursement of reasonable business expenses. The term of this consulting agreement will be until the completion or the termination of the acquisition of AUC LLC, unless earlier terminated by mutual agreement in writing by the parties. This consulting agreement may be renewed at the option of the parties on terms to be mutually negotiated and agreed to by the parties.

Departure of Directors or Certain Officers

On August 21, 2009, Joseph DiStefano resigned from our board of directors.

There were no disagreements between Mr. DiStefano and our company. Our board of directors now includes Robert A. Rich, Donald K. Cooper and Robert G. Connochie.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Articles of Incorporation (attached as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006)
3.2	By-laws (attached as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006)
3.3	Certificate of Change filed with the Nevada Secretary of State on March 27, 2007 to be effective on April 10, 2007 (attached as an exhibit to the current report on Form 8- K filed on April 12, 2007)
3.4	Certificate of Change filed with the Nevada Secretary of State on March 27, 2007 to be effective on October 7, 2008 (attached as an exhibit to the current report on Form 8-K filed on October 21, 2008)
3.5	Amended By-laws (attached as an exhibit to our current report on Form 8-K filed on April 15, 2009)
4.1	Specimen Stock Certificate (attached as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006)
9.1	Voting Trust Agreement dated January 6, 2009 with Odysseus III LLC (attached as an exhibit to our current report on Form 8-K/A filed on January 12, 2009)
10.1	Mining Claim (attached as an exhibit to the registration statement on Form SB-2 filed on June 21, 2006)
10.2	Affiliate Stock Purchase Agreement dated April 19, 2007 between Mir Huculack and Robert A. Rich (attached as an exhibit to the current report on Form 8-K filed on April 23, 2007)
10.3	Letter of Intent dated May 12, 2007 with Strathmore Resources (US) Ltd. (attached as an exhibit to the current report on Form 8-K filed on May 18, 2007)
10.4	Option and Joint Venture Agreement dated August 20, 2007 with Strathmore Resources (US) Ltd. (attached as an exhibit to the current report on Form 8-K filed on September 5, 2007)
10.5	Virtual Office agreement with Your Office USA dated August 29, 2007 (attached as an exhibit to our current report on Form 10-K filed on June 15, 2009)
10.6	Form of Subscription Agreement for Offshore subscribers (attached as an exhibit to the current report on Form 8-K filed on September 5, 2007)
10.7	Form of Subscription Agreement for U.S. subscribers (attached as an exhibit to the current report on Form 8-K filed on September 5, 2007)
10.8	Form of Warrant certificate for Offshore subscribers (attached as an exhibit to the current report on Form 8-K filed on September 5, 2007)
10.9	Form of Warrant certificate for Canadian subscribers (attached as an exhibit to the current report on Form 8-K filed on September 5, 2007)
10.10	Form of Warrant for U.S. subscribers (attached as an exhibit to the current report filed on Form 8-K on September 5, 2007)
10.11	2007 Stock Option Plan (attached as an exhibit to the current report on Form 8-K filed on September 24, 2007.
10.12	Stock Option Agreement with Robert Rich dated effective January 15, 2008, attached as an exhibit to the current report on Form 8-K on January 23 2008.

Exhibit Number	Description
10.13	Stock Option Agreement with Donald Cooper dated effective February 14, 2008, attached as an exhibit to the current report on Form 8-K on February 20, 2008.
10.14	Limited Liability Company Operating Agreement of AUC, LLC dated effective January 3, 2008, (attached as an exhibit to the current report on Form 8-K on March 18, 2008)
10.15	Stock Option Agreement between the Company and Raymond Foucault dated March 14, 2008 (attached as an exhibit to the current report on Form 8-K on April 7, 2008)
10.16	Lease and Option Agreement dated September 18, 2008 with Nu Star Exploration LLC (attached as an exhibit to the current report on Form 8-K filed on September 22, 2008)
10.17	Stock Option Agreement dated effective August 1, 2007 between the Company and Michael Baybak (attached as an exhibit to our current report on Form 8-K filed on August 8, 2008)
10.18	Form of private placement subscription agreement (attached as an exhibit to our current reports on Form 8-K filed on December 30, 2008 and Form 8-K/A filed on January 12, 2009)
10.19	Rich Associates, Inc. Employment agreement dated January 1, 2009 (attached as an exhibit to our annual report on Form 10-K/A filed on April 1, 2009)
10.20	Letter Agreement among NCA Nuclear Inc., Strathmore Resources (US) Ltd. and American Uranium Corporation, dated effective August 20, 2009
10.21	Letter Agreement with Bayswater Uranium Corporation dated effective August 20, 2009
10.22	August 20, 2009 Consulting Agreement with Bayswater Uranium Corporation, dated effective July 15, 2009
14.1	Code of Business Conduct, Ethics and Compliance (attached as an exhibit to our current report on Form 8-K filed on May 27, 2009)
16.1	Letter from Telford Sadovnick PLLC dated January 14, 2008 (attached as an exhibit to our current report on Form 8-K filed on January 14, 2008)
16.2	Letter from Davidson & Company LLP dated October 17, 2008 (attached as an exhibit to our current report on Form 8-K/A filed on October 23, 2008)
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act Of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN URANIUM CORPORATION

Per:	/s/ Robert A. Rich
Robert A. Rich
President, CEO, CFO, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date:	October 14, 2009